Form 10-Q
period 2017-03-31
Hess Midstream Partners LP
filed 2017-05-15
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-38050

Hess Midstream Partners LP

(Exact name of Registrant as specified in its charter)

DELAWARE	36-4777695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 McKinney Street	77010
Houston, TX (Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code, is (713) 496-4200)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒*

*The registrant became subject to such requirement on April 4, 2017, and it has filed all reports since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐     No ☒

At May 15, 2017, the registrant had 27,279,654 common units and 27,279,654 subordinated units outstanding.

HESS MIDSTREAM PARTNERS LP

FORM 10-Q

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

BALANCE SHEETS

Item 1.	Financial Statements
	March 31,	December 31,
	2017	2016
(in thousands)	(unaudited)
Assets
Cash	$304	$304
Total current assets	304	304
Total assets	$304	$304
Partners' capital
Limited partner	131	131
General partner	173	173
Total partners' capital	304	304
Total liabilities and partners' capital	$304	$304

See accompanying notes to unaudited financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
(in thousands)
Costs and expenses
Interest expense	$-	$155
Total costs and expenses	-	155
Net income (loss) attributable to Hess Midstream Partners LP	$-	$(155)
General partner's interest in net income (loss)	-	(88)
Limited partner's interest in net income (loss)	$-	$(67)

See accompanying notes to unaudited financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance, beginning of period	$304	$1,308
Net income (loss)	-	(155)
Balance, end of period	$304	$1,153

See accompanying notes to unaudited financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
(in thousands)
Cash flows from operating activities
Net income (loss)	$-	$(155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accrued liabilities	-	155
Net cash provided by (used in) operating activities	-	-
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	304	270
Cash and cash equivalents at end of period	$304	$270

See accompanying notes to unaudited financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Nature of Operations

Hess Midstream Partners LP (“we” or the “Partnership”) is a Delaware limited partnership formed on January 17, 2014 by Hess Corporation. Hess Midstream Partners GP LP (“GP LP”) is a limited partnership formed on May 21, 2015 to serve as the general partner of the Partnership. Hess Midstream Partners GP LLC (“GP LLC”) is a limited liability company formed on January 15, 2014 to serve as the general partner of the Partnership and is currently the general partner of GP LP.

On January 17, 2014, in connection with the formation of the Partnership, the Partnership issued to (i) the GP LLC a 50% general partner interest in the Partnership for $10 thousand and (ii) to Hess Corporation, a 50% limited partner interest in the Partnership for $10 thousand.

In mid‑2015, Hess Corporation transferred its limited partner interest in the Partnership to Hess Infrastructure Partners LP, a midstream joint venture in which GIP II Blue Holding Partnership, LP purchased a 50% ownership interest. As of March 31, 2017 and December 31, 2016, Hess Infrastructure Partners LP had an ownership interest in the Partnership of 43.1% and the GP LLC had an ownership interest of 56.9%, respectively. On April 7, 2017, GP LP filed an amended and restated certificate of limited partnership of the Partnership to reflect GP LP as the sole general partner of the Partnership and the GP LLC ceased to have a direct ownership interest in the Partnership.

On April 10, 2017, the Partnership completed its initial public offering (the “IPO”) of common units representing limited partner interests in the Partnership. See Note 4, Subsequent Events.

Note 2.  Basis of Presentation

The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our financial position at March 31, 2017 and December 31, 2016, the results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

These financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted from these financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the prospectus of Hess Midstream Partners LP dated April 4, 2017, as filed with the SEC on April 6, 2017 (the “Prospectus”).

Note 3. Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300 million senior secured revolving credit facility that became available to us upon the contribution of the Hess Midstream Partners LP Predecessor entities to the Partnership and the closing of the initial public offering on April 10, 2017. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of Hess Midstream Partners LP.  Borrowings on the credit facility will generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit facility). Facility fees will accrue at 0.275% per annum and will be paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

In 2015, the Partnership entered into a five‑year, $350 million senior unsecured revolving credit facility commitment that expired on May 31, 2016. Prior to its expiration, the revolving credit facility accrued fees equal to 0.175% times the actual daily amount of the commitment, which are reflected in interest expense in the accompanying statements of operations.

Note 4.  Subsequent Events

On April 10, 2017, the Partnership completed its initial public offering (the “IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment options, representing 30.5% limited partner interests in the Partnership at a price to the public of $23.00 per unit. A registration statement on

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

Form S‑1, as amended through the time of its effectiveness, was filed by the Partnership with the SEC and was declared effective on April 4, 2017. On April 5, 2017, Hess Midstream Partners LP units began trading on the New York Stock Exchange under the symbol “HESM”. On April 10, 2017, in connection with the closing of the IPO, Hess Infrastructure Partners LP contributed a 20% controlling economic interest in each of Hess North Dakota Pipelines Operations LP, Hess TGP Operations LP and Hess North Dakota Export Logistics Operations LP, and a 100% interest in Hess Mentor Storage Holdings LLC to the Partnership. See Note 1, Description of Business to the combined financial statements of Hess Midstream Partners LP Predecessor.

We received gross proceeds of $390.9 million from the IPO. Net proceeds totaled $365.5 million, after deducting the underwriters’ discounts and structuring fees of $25.4 million. The net proceeds were used to make a $350.6 million distribution to Hess Infrastructure Partners LP and to pay approximately $4.0 million in origination fees relating to our new revolving credit facility (see Note 3, Revolving Credit Facility) and $0.9 million other offering costs. The Partnership retained and used the remaining $10.0 million for general partnership purposes, including for funding our working capital needs.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

COMBINED BALANCE SHEETS

	March 31	December 31,
	2017	2016
(in millions)	(unaudited)
Assets
Accounts receivable—affiliate	$60.3	$44.6
Other current assets	1.9	2.8
Total current assets	62.2	47.4
Property, plant and equipment, net	2,518.8	2,518.6
Other noncurrent assets	10.1	8.4
Total assets	$2,591.1	$2,574.4
Liabilities
Accounts payable—trade	$11.2	$28.8
Accounts payable—affiliate	267.3	241.3
Accrued liabilities	34.0	57.8
Other current liabilities	1.1	4.1
Total current liabilities	313.6	332.0
Other noncurrent liabilities	4.5	4.3
Total liabilities	318.1	336.3
Net parent investment	2,273.0	2,238.1
Total liabilities and net parent investment	$2,591.1	$2,574.4

See accompanying notes to unaudited combined financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
(in millions)
Revenues
Affiliate	$130.3	$118.9
Total revenues	130.3	118.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	38.9	47.9
Depreciation expense	26.8	22.6
General and administrative expenses	1.5	1.4
Total costs and expenses	67.2	71.9
Net income (loss)	$63.1	$47.0

See accompanying notes to unaudited combined financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

COMBINED STATEMENTS OF CHANGES IN NET PARENT INVESTMENT

(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
Balance, beginning of period	$2,238.1	$2,097.5
Net income (loss)	63.1	47.0
Contribution of property, plant and equipment	-	43.6
Other contributions from (distributions to) parent, net	(28.2)	(15.4)
Balance, end of period	$2,273.0	$2,172.7

See accompanying notes to unaudited combined financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
Cash flows from operating activities
Net income (loss)	$63.1	$47.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	26.8	22.6
Changes in assets and liabilities:
Accounts receivable—affiliate	(15.7)	2.6
Other current and noncurrent assets	(0.8)	1.4
Accounts payable – trade	(17.6)	(30.3)
Accounts payable – affiliate	26.0	20.0
Accrued liabilities	(3.4)	6.6
Other current and noncurrent liabilities	(2.8)	(2.7)
Net cash provided by (used in) operating activities	75.6	67.2
Cash flows from investing activities
Additions to property, plant and equipment	(47.4)	(51.8)
Net cash provided by (used in) investing activities	(47.4)	(51.8)
Cash flows from financing activities
Cash distributions to parent	(95.3)	(44.6)
Other contributions from (distributions to) parent, net	67.1	29.2
Net cash provided by (used in) financing activities	(28.2)	(15.4)
Increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-
Supplemental cash disclosures:
Capital expenditures included in accrued liabilities at period end	$25.6	$27.5
Contribution of property, plant and equipment	-	43.6

See accompanying notes to unaudited combined financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of Business

Hess Midstream Partners LP Predecessor (the “Predecessor”) includes all of the assets, liabilities and results of operations of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”), which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal in North Dakota, and (iv) Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota, (collectively, the “Contributed Businesses”).

Prior to the IPO, the Contributed Businesses were owned by Hess Infrastructure Partners LP (“Hess Infrastructure Partners”), a midstream joint venture with a 50% ownership interest held by affiliates of Hess Corporation (collectively “Hess”) and a 50% ownership interest held by GIP II Blue Holding Partnership LP (“GIP”). Based on Hess Infrastructure Partners’ governance structure, the commercial agreements between Hess and Hess Infrastructure Partners, and the voting rights established between members, Hess controls the operations of Hess Infrastructure Partners, and the Contributed Businesses are under common control of Hess. On April 10, 2017, in connection with the closing of the initial public offering (the “IPO”) of common units representing limited partner interests of Hess Midstream Partners LP (the “Partnership”), Hess Infrastructure Partners contributed a 20% controlling economic interest in Gathering Opco, HTGP Opco, and Logistics Opco, and a 100% ownership interest in Mentor Storage Terminal to the Partnership (see Note 3, Initial Public Offering).

The terms “we,” “our” and “us” as used in the footnotes for periods prior to the IPO refer collectively to our Predecessor and for periods after the IPO refer to the Partnership, unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within the Predecessor or the Partnership. The term “parent” refers to Hess Infrastructure Partners.

Our assets and operations are organized into the following three segments: (1) gathering, (2) processing and storage and (3) terminaling and export (see Note 10, Segments).

Note 2.  Basis of Presentation

The accompanying unaudited combined financial statements and related notes present the combined financial position, results of operations, cash flows and net parent investment of the Predecessor. The combined financial statements include 100% of the operations of Gathering Opco, HTGP Opco, Logistics Opco and Mentor Storage Terminal, which are reported based on Hess’s historical cost as entities being under common control. All intercompany transactions and accounts within the Predecessor have been eliminated.

The combined financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our combined financial position at March 31, 2017 and December 31, 2016, the combined results of operations for the three months ended March 31, 2017 and 2016, and combined cash flows for the three months ended March 31, 2017 and 2016. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

These combined financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted from these combined financial statements. These financial statements, therefore, should be read in conjunction with the combined financial statements and related notes included in the prospectus of Hess Midstream Partners LP dated April 4, 2017, as filed with the SEC on April 6, 2017 (the “Prospectus”).

No goodwill is included in our accompanying combined financial statements as none of the goodwill held by Hess was associated with the historical basis of the Contributed Businesses.

Our parent uses a centralized approach to cash management and financing of its operations. Cash generated by and used in our operations is transferred to the parent on a regular basis; therefore, we do not have a cash balance as of March 31, 2017 and December 31, 2016. We have reflected cash management and financing activities performed by the parent as a component of Net parent investment on the Predecessor’s accompanying combined balance sheets, and as Cash distributions to parent and Other contributions from (distributions to) parent, net on the accompanying combined statements of cash flows. We have not included any interest expense related to this funding activity with our parent, since historically our parent has not allocated interest related to such activity with any of its businesses.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014‑09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606. This ASU is effective for us beginning in the first quarter of 2018, with early adoption permitted from the first quarter of 2017. We have developed a project plan for the implementation of ASC 606 in the first quarter of 2018, and conducted an evaluation of certain revenue contracts with customers against the requirements of the standard. Further analysis is planned in 2017 to complete the implementation plan. Based on our assessment to date, we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our combined financial statements. We plan to adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment recorded to partners’ capital as of January 1, 2018.

In February 2016, the FASB issued ASU 2016‑02, Leases, as a new ASC Topic, ASC 842. The new standard will require the recognition of assets and liabilities for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard. This ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted. We are currently assessing the impact of the ASU on our combined financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses. This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standard requires the use of a forward‑looking “expected loss” model compared to the current “incurred loss” model. This ASU is effective for us beginning in the first quarter of 2020, with early adoption permitted from the first quarter of 2019. We are currently assessing the impact of the ASU on our combined financial statements.

Note 3.  Initial Public Offering

Initial Public Offering

On April 5, 2017, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “HESM.” On April 10, 2017, the Partnership closed its IPO of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option, representing 30.5% limited partner interests in the Partnership at a price to the public of $23.00 per unit. The net proceeds from the IPO of approximately $365.5 million, after deducting the underwriters’ discounts and structuring fees of $25.4 million, were used to make a $350.6 million distribution to Hess Infrastructure Partners and pay the origination fees on our new revolver and other offering costs. The Partnership retained and used the remaining proceeds of $10.0 million for general partnership purposes, including for funding our working capital needs.

Contribution, Conveyance and Assumption Agreement

In connection with the IPO, the Partnership entered into a contribution, conveyance and assumption agreement with Hess Infrastructure Partners pursuant to which Hess Infrastructure Partners contributed to us a 20% controlling economic interest in Gathering Opco, HTGP Opco, Logistics Opco, and a 100% interest in Mentor Holdings. In exchange for the Contributed Businesses, Hess Infrastructure Partners received:

•	10,282,654 common units and 27,279,654 subordinated units, representing an aggregate 67.5% limited partner interest in the Partnership;
•	All of the Partnership’s incentive distribution rights;
•	A 2% general partner interest in the Partnership, and
•	An aggregate cash distribution of approximately $350.6 million.

As part of this agreement, Hess Infrastructure Partners also agreed to bear the full cost of capital expenditures related to certain identified uncompleted maintenance capital projects associated with the Contributed Businesses to the extent such projects are commenced prior to the second anniversary of the closing of the IPO. Hess Infrastructure Partners also agreed to pay all costs related to certain other identified maintenance capital projects related to the Contributed Businesses that are incurred prior to the second anniversary of the closing of the IPO up to an aggregate maximum of $20 million, and all costs of any unanticipated maintenance capital projects undertaken by the Contributed Businesses during the twelve months ending March 31, 2018, up to a maximum of $10 million on a 100% basis.

Omnibus Agreement

In connection with the Partnership’s IPO, we entered into an omnibus agreement with Hess and Hess Infrastructure Partners that addresses our reimbursement of Hess for providing certain operational support and administrative services to us in support of our assets; our right of first offer to acquire certain of Hess Infrastructure Partners’ midstream assets, including Hess Infrastructure Partners’ retained interests in the Contributed Businesses; and Hess Infrastructure Partners’

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

indemnification of us for certain matters, including certain pre‑closing environmental, title and tax matters. Pursuant to the omnibus agreement, we agreed to indemnify Hess Infrastructure Partners for certain post‑closing matters under this agreement, including certain post‑closing environmental liabilities.

Employee Secondment Agreement

In connection with the Partnership’s IPO, we entered into an employee secondment agreement with Hess under which Hess will second to our general partner certain employees who serve in support of our operations and our general partner will pay a secondment fee to Hess that is intended to cover and reimburse Hess for the total costs actually incurred by Hess and its affiliates in connection with employing the seconded employees to the extent such total costs are attributable to the provision of services with respect to the Partnership’s assets and operations.

Long-Term Incentive Plan

In connection with the Partnership’s IPO, we adopted the Hess Midstream Partners LP 2017 Long‑Term Incentive Plan (the “LTIP”). Awards under the LTIP are available for officers, directors and employees of our general partner or its affiliates, and any individuals who perform services for the Partnership. The LTIP provides the Partnership with the flexibility to grant unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit‑based awards. The LTIP will initially limit the number of common units that may be delivered pursuant to vested awards to 3,000,000 common units. Following the closing of the IPO, we granted a total number of 40,652 phantom units with an aggregate value of approximately $0.9 million to certain officers and employees. These phantom units will vest ratably over a three‑year period beginning on the first anniversary of the consummation of the IPO.

Note 4.  Related Party Transactions

We are part of the consolidated operations of Hess, and all of our revenues as shown on the accompanying combined statements of operations for the three months ended March 31, 2017 and 2016 were derived from transactions with Hess and its affiliates, although we plan to provide our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations, including routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services, treasury, tax, accounting, human resources, legal and such other services. On a monthly basis, we pay Hess an amount equal to the allocable share of the total costs of Hess’s employees and contractors, subcontractors or other outside personnel engaged by Hess to the extent such employees and outside personnel perform operational support and administrative services for our benefit, plus a specified percentage markup of such amount depending on the type of service provided. Such allocable share is determined by Hess’s corporate transfer pricing practices, as generally applied in a non‑discriminatory manner. In addition, Hess charges us on a monthly basis for the direct costs of providing the services. We believe that these allocations are reasonable and reflect the utilization of services provided and benefits received, but may differ from the cost that would have been incurred had we operated as a stand‑alone partnership for the periods presented.

For the three months ended March 31, 2017 and 2016, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended March 31,
	2017	2016
(in millions)
Operating and maintenance expenses	$14.2	$18.2
General and administrative expenses	1.5	1.4
Total	$15.7	$19.6

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

During the periods presented, Hess Infrastructure Partners funded certain expansion capital expenditures mainly related to the construction of Hawkeye Gas and Oil Facilities for our gathering business. As of March 31, 2017 and December 31, 2016, Accounts payable — affiliate included $248.0 million and $226.2 million, respectively, payable to Hess Infrastructure Partners related to funding of capital expenditures, with the remaining balances payable to Hess for operating and maintenance and general and administrative charges. Immediately prior to the closing of the IPO, all accounts payable affiliate balances were settled via capital contributions from Hess Infrastructure Partners (see Note 11, Subsequent Events).

Commercial Agreements

Effective January 1, 2014, we entered into multiple long‑term, fee‑based commercial agreements with certain subsidiaries of Hess that included dedications covering all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators, and fee recalculation mechanisms. Under those agreements, if Hess delivered volumes less than applicable commitments during any quarter, then Hess would pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing or terminaling fee, which was initially reported in deferred revenue. Shortfall fee payments were available to be credited against future fees for volumes delivered to us in excess of Hess’s nominated volumes up to four quarters after such credit was established. Unused shortfall credits by Hess, which expired after one year, were recognized as revenue. On December 31, 2016, we amended and restated certain of our commercial agreements to remove the shortfall fee credit provision and reset the minimum volume commitments. Under the amended and restated commercial agreements, volume deficiencies are measured quarterly and recognized as revenue in the same period and any associated shortfall payments are not subject to future reduction or offset. As a result, $21.4 million minimum volume shortfall fee payments were earned during the three months ended March 31, 2017 ($0.4 million during the three months ended March 31, 2016).

While we currently provide all of our midstream services exclusively to Hess, we are actively marketing our midstream services to, and are pursuing strategic relationships with, third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates and diversify our customer base.

During the three months ended March 31, 2017 and 2016, we recognized, as part of the affiliate revenues, $5.5 million and $7.2 million, respectively, of reimbursements from Hess related to third‑party rail transportation costs. In addition, during the three months ended March 31, 2017 and 2016, we recognized, as part of affiliate revenues, $5.7 million and $5.8 million, respectively, of reimbursements from Hess related to electricity fees. These related costs were included in Operating and maintenance expenses in the accompanying combined statements of operations.

Prepaid Forward Purchase and Sales Agreement

In 2015, we entered into a Prepaid Forward Purchase and Sales Agreement with Hess to receive 550 crude oil rail cars for an estimated purchase price of $104.1 million, all of which were received in 2016. In connection with this agreement, Hess contributed to us $104.1 million, which was recorded as a capital contribution in Net parent investment and was subsequently used to prepay the purchase of the crude oil rail cars from Hess. During the three months ended March 31, 2016, we recognized $38.7 million in Property, plant and equipment and in Contribution of property, plant and equipment in the accompanying combined statements of changes in net parent investment.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	March 31, 2017	December 31, 2016
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$810.7	$802.8
Compressors, pumping stations and terminals	22 to 25 years	502.2	182.0
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	156.5	154.7
Logistics facilities and railcars	20 to 25 years	349.5	346.0
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	7.4	7.2
Construction-in-progress	N/A	120.2	426.8
Total property, plant and equipment, at cost		3,036.5	3,009.5
Accumulated depreciation		(517.7)	(490.9)
Property, plant and equipment, net		$2,518.8	$2,518.6

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2017	December 31, 2016
(in millions)
Accrued capital expenditures	$25.6	$46.0
Other accruals	8.4	11.8
Total	$34.0	$57.8

Note 7.  Subsidiary Guarantor

In July 2015, Hess Infrastructure Partners entered into a five‑year, $600.0 million unsecured Term Loan A facility and a five‑year, $400.0 million unsecured syndicated revolving credit facility, which is available for Hess Infrastructure Partners’ general partnership purposes. Prior to the IPO, Gathering Opco, one of the Contributed Businesses, was an initial subsidiary guarantor under both of these credit facilities. The guaranteed obligations include the principal and interest on both credit facilities and payments under letters of credit, if any, issued for the account of Hess Infrastructure Partners. As of March 31, 2017, borrowings attributable to Hess Infrastructure Partners amounted to $577.5 million on the Term Loan A facility and $158.0 million on the revolving credit facility and there were no outstanding letters of credit. As of March 31, 2017, Hess Infrastructure Partners was in compliance with all financial covenants.

In connection with the Partnership’s IPO, Gathering Opco was released from its obligation as a guarantor under the Hess Infrastructure Partners credit facilities on April 10, 2017.

Note 8.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three months ended March 31, 2017 and 2016.

Note 9.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of March 31, 2017 and December 31, 2016, accrued liabilities for remediation totaled $3.3 million.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Legal Proceedings

In the ordinary course of business, the Partnership is from time to time party to various judicial and administrative proceedings. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of a known contingency, we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued.

As of March 31, 2017 and December 31, 2016, we did not have accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Note 10.  Segments

Our operations are located in the United States and are organized into three reportable segments: (1) gathering, (2) processing and storage and (3) terminaling and export. Our reportable segments comprise the structure used by our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. These segments are strategic business units with differing products and services. Our CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, defined as earnings before interest, income tax, depreciation and amortization, as further adjusted for other non‑cash, non‑recurring items, if applicable.

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Combined Hess Midstream Partners LP Predecessor
(in millions)
For the Three Months Ended March 31, 2017
Affiliate revenues	$60.2	$53.2	$16.9	$130.3
Net income (loss)	32.0	28.5	2.6	63.1
Depreciation expense	12.3	10.9	3.6	26.8
Adjusted EBITDA	44.3	39.4	6.2	89.9
Capital expenditures	19.2	2.5	5.3	27.0
	Gathering	Processing and Storage	Terminaling and Export	Combined Hess Midstream Partners LP Predecessor
(in millions)
For the Three Months Ended March 31, 2016
Affiliate revenues	$49.3	$49.5	$20.1	$118.9
Net income (loss)	22.7	23.9	0.4	47.0
Depreciation expense	9.1	10.7	2.8	22.6
Adjusted EBITDA	31.8	34.6	3.2	69.6
Capital expenditures	5.8	27.0	1.8	34.6

Total assets for the reportable segments were as follows:

	March 31, 2017	December 31, 2016
(in millions)
Gathering	$1,261.6	$1,246.7
Processing and Storage	1,001.1	1,000.0
Terminaling and Export	328.4	327.7
Total assets	$2,591.1	$2,574.4

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note 11.  Subsequent Events

We have evaluated events that occurred after March 31, 2017 through the issuance of these combined financials statements. As discussed in Note 3, Initial Public Offering, on April 10, 2017, we completed the IPO of 16,997,000 common units, representing a 30.5% limited partner interest in the Partnership.

Immediately prior to the closing of the IPO, all accounts payable affiliate balances were settled via capital contributions from Hess Infrastructure Partners.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited combined financial statements and accompanying footnotes in our prospectus related to the initial public offering of Hess Midstream Partners LP dated April 4, 2017, as filed with the SEC on April 6, 2017 (the “Prospectus”).

Unless the context otherwise requires, references in this report to (i) the “Predecessor”, “we,” “us,” “our” or like terms, when used in a historical context, refer to Hess Midstream Partners LP Predecessor, our Predecessor for accounting purposes (the “Predecessor”), and, when used in the present tense or future tense, these terms refer to Hess Midstream Partners LP and its subsidiaries (the “Partnership”); (ii) “our general partner”, when used with respect to periods prior to the closing of the initial public offering and consummation of the related formation transactions, refer to Hess Midstream Partners GP LLC, and when used with respect to periods following the closing of the initial public offering and the consummation of the related formation transactions, refer to Hess Midstream Partners GP LP; (iii) “Hess” refer collectively to Hess Corporation and its subsidiaries, other than us, our subsidiaries and our general partner; (iv) “GIP” refer to GIP II Blue Holding Partnership, L.P., which owns interests in us and in Hess Infrastructure Partners, which in turn indirectly owns our general partner, and the funds managed by Global Infrastructure Management, LLC, and such funds’ subsidiaries and affiliates, that hold interests in GIP II Blue Holding Partnership, L.P.; (v) “Hess Infrastructure Partners” or “parent” refer to Hess Infrastructure Partners LP, a midstream joint venture between Hess and GIP that, directly or indirectly, holds all of the interests in our general partner, and its subsidiaries, other than us and our subsidiaries.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in the Prospectus.

Overview

We are a fee‑based, growth‑oriented, traditional master limited partnership initially formed by Hess to own, operate, develop and acquire a diverse set of midstream assets to provide services to Hess and third‑party customers. In mid‑2015, Hess contributed certain of its existing midstream assets in the Bakken to Hess Infrastructure Partners, a midstream joint venture in which GIP purchased a 50% ownership interest in Hess Infrastructure Partners for approximately $2.675 billion, representing an aggregate value for Hess Infrastructure Partners of approximately $5.35 billion. Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we refer to collectively as the Bakken.

Our assets and operations are organized into the following three reportable segments:  (1) gathering (2) processing and storage and (3) terminaling and export:

Gathering. Our gathering segment includes Hess North Dakota Pipeline Operations LP, or Gathering Opco, which owns the following assets:

•

Natural Gas Gathering and Compression. A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant and third‑party pipeline facilities. The system also includes the Hawkeye Gas Facility, which was placed into service during the first quarter of 2017.

•

Crude Oil Gathering. A crude oil gathering system located primarily in McKenzie, Williams, and Mountrail Counties, North Dakota, connecting Hess and third‑party owned or operated wells to the Ramberg Terminal Facility and, when completed, the Johnson’s Corner Header System. The system also includes the Hawkeye Oil Facility that is not yet in service pending completion of the applicable permit criteria.

Processing and Storage. Our processing and storage segment includes Hess TGP Operations LP, or HTGP Opco, and Hess Mentor Storage Holdings LLC, or Mentor Holdings, which own the following assets, respectively:

•	Tioga Gas Plant (TGP). A natural gas processing and fractionation plant located in Tioga, North Dakota.
•	Mentor Storage Terminal. A propane storage cavern and rail and truck loading and unloading facility located in Mentor, Minnesota.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export. Our terminaling and export segment includes Hess North Dakota Export Logistics Operations LP, or Logistics Opco, which owns each of the following assets:

•

Ramberg Terminal Facility. A crude oil pipeline and truck receipt terminal located in Williams County, North Dakota that is capable of delivering crude oil into an interconnecting pipeline for transportation to the Tioga Rail Terminal and to multiple third‑party pipelines and storage facilities.

•

Tioga Rail Terminal. A crude oil and natural gas liquids (“NGL”) rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.

•

Crude Oil Rail Cars. A total of 550 crude oil rail cars, constructed to the most recent DOT‑117 safety standards, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars.

•

Johnson’s Corner Header System. We are currently constructing the Johnson’s Corner Header System, an approximately six‑mile crude oil pipeline header system located in McKenzie County, North Dakota that will receive crude oil by pipeline from Hess and third parties and deliver crude oil to third‑party interstate pipeline systems. We expect the Johnson’s Corner Header System to enter into service in 2017.

On April 10, 2017, Hess Infrastructure Partners contributed to us a 20% controlling economic interest in each of Hess North Dakota Pipeline Operations LP, Hess TGP Operations LP, Hess North Dakota Export Logistics Operations LP and a 100% ownership interest in Hess Mentor Storage Holdings LLC (collectively, the “Contributed Businesses”) in connection with the closing of our initial public offering (“IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option, representing a 30.5% limited partner interest in the Partnership, at a price to the public of $23.00 per common unit. The Partnership received net proceeds of $360.6 million, after deducting the underwriters’ discounts and structuring fees of approximately $25.4 million, estimated offering costs of approximately $0.9 million and financing costs of $4.0 million. In exchange for the Contributed Businesses, Hess Infrastructure Partners received 10,282,654 common units and 27,279,654 subordinated units, representing an aggregate 67.5% limited partner interest in the Partnership, all of the Partnership’s incentive distribution rights, a 2% general partner interest in the Partnership, and an aggregate cash distribution of $350.6 million.

We refer to the assets owned by Gathering Opco, HTGP Opco and Logistics Opco collectively as our “joint interest assets.”

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane. We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term and is dated effective January 1, 2014. We have the unilateral right to renew each of these agreements for one additional 10‑year term. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’s minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability. Our revenues also include pass‑through third‑party rail transportation costs and electricity fees for which we recognize revenues in an amount equal to the costs.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our operating results and profitability. These metrics include (i) volumes, (ii) operating and maintenance expenses, (iii) Adjusted EBITDA and (iv) distributable cash flow.

Volumes.  The amount of revenues we generate primarily depends on the volumes of crude oil, natural gas and NGLs that we handle at our gathering, processing, terminaling, and storage facilities. These volumes are affected primarily by the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets, including events such as the recent decline in crude oil prices, which may further affect volumes delivered by Hess. Although Hess has committed to minimum volumes under our commercial agreements described above, our results of operations will be impacted by our ability to:

•	utilize the remaining uncommitted capacity on, or add additional capacity to, our existing assets, and optimize our existing assets;
•	identify and execute expansion projects, and capture incremental throughput volumes from Hess and third parties for these expanded facilities;

PART I – FINANCIAL INFORMATION (CONT’D)

•

increase throughput volumes at our Ramberg Terminal Facility, Tioga Rail Terminal and the Johnson’s Corner Header System by interconnecting with new or existing third‑party gathering pipelines or by loading third‑party rail cars; and

•	increase throughput volumes at our Tioga Gas Plant by interconnecting with new or existing third‑party gathering pipelines.

Operating and Maintenance Expenses.  Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of costs charged to us under our omnibus agreement and employee secondment agreement, third‑party contractor costs, utility costs, insurance premiums, third‑party service provider costs, related property taxes and other non‑income taxes and maintenance expenses, such as expenditures to repair, refurbish and replace storage facilities and to maintain equipment reliability, integrity and safety. These expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during that period and the timing of substantial expenses, such as gas plant turnarounds. We seek to manage our maintenance expenditures by scheduling periodic maintenance on our assets in order to minimize significant variability in these expenditures and minimize their impact on our cash flow.

Adjusted EBITDA and Distributable Cash Flow.  We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit) and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as non‑cash equity compensation, other income and other non‑cash, non‑recurring items, if applicable. We define Adjusted EBITDA attributable to Hess Midstream Partners LP as Adjusted EBITDA less Adjusted EBITDA attributable to Hess Infrastructure Partners’ retained interests in our joint interest assets. Although we have not quantified distributable cash flow on a historical basis, we intend to use distributable cash flow to analyze our liquidity and performance. We define distributable cash flow as Adjusted EBITDA attributable to Hess Midstream Partners LP less cash paid for interest and maintenance capital expenditures. Distributable cash flow will not reflect changes in working capital balances.

Adjusted EBITDA and distributable cash flow are non‑GAAP supplemental financial measures that management and external users of our combined financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•

our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;
•	our ability to incur and service debt and fund capital expenditures; and
•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of Adjusted EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to GAAP net income (loss), income (loss) from operations, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Adjusted EBITDA or distributable cash flow should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by (used in) operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

PART I – FINANCIAL INFORMATION (CONT’D)

	Three Months Ended
	March 31,
(in millions)	2017	2016
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$63.1	$47.0
Plus:
Depreciation expense	26.8	22.6
Adjusted EBITDA	$89.9	$69.6

	Three Months Ended
	March 31,
(in millions)	2017	2016
Reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities:
Net cash provided by (used in) operating activities	$75.6	$67.2
Changes in assets and liabilities	14.3	2.4
Adjusted EBITDA	$89.9	$69.6

Factors Affecting the Comparability of Our Financial Results

Our future results of operations are not expected to be comparable to our Predecessor’s historical results of operations for the reasons described below:

Contribution of Controlling Interests in our Joint Interest Assets.  Our Predecessor’s results of operations included 100% of the revenues and expenses associated with the Contributed Businesses. At the closing of the IPO, Hess Infrastructure Partners contributed to us a 20% controlling economic interest in each of Gathering Opco, HTGP Opco and Logistics Opco. Following the close of the IPO, we will consolidate the financial position and results of operations of our joint interest assets and Hess Infrastructure Partners’ retained interests in our joint interest assets will be reflected as noncontrolling interests in our consolidated financial statements.

General and Administrative Expenses.  Our Predecessor’s general and administrative expenses included direct monthly charges for the management and operation of our assets and certain expenses allocated by Hess for general corporate services, such as treasury, accounting, human resources and legal services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our Predecessor’s proportionate share of employee time or capital expenditures and operating expense. Following the closing of the IPO, we also expect to incur an additional $3.4 million of incremental annual general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical combined financial statements.

Financing.  There are differences in the way we will finance our operations as compared to the way our Predecessor historically financed its operations. Historically, our Predecessor’s operations were financed as part of Hess Infrastructure Partners’ integrated operations and our Predecessor was not charged for financing its operations. Our Predecessor largely relied on internally‑generated cash flows and capital contributions from Hess Infrastructure Partners to satisfy its capital expenditure requirements. Following the closing of the IPO, we intend to make cash distributions to our unitholders at an initial distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future expansion capital expenditures and acquisitions primarily from external sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities.

PART I – FINANCIAL INFORMATION (CONT’D)

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based agreements with Hess, including through contractual arrangements with affiliates of Hess and third parties. These contracts should promote cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. As a result of the decline in crude oil prices beginning in late 2014, Hess reduced its rig count to two rigs in the Bakken during 2016. During this time, minimum volume commitments provided minimum levels of cash flows and the fee recalculation mechanisms under the agreements supported cash flow stability. As a result of a rise in crude oil prices in late 2016, Hess announced in January 2017 plans to increase its Bakken rig count from two to six rigs by the end of 2017. Generally, drilling and production activity are expected to increase as crude oil and natural gas prices increase. The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by Hess in the Bakken, which, in turn, is ultimately dependent on Hess’s exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or Hess’s control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. Furthermore, our ability to execute our growth strategy in the Bakken will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following tables and discussion is a summary of the Predecessor’s combined results of operations for the three months ended March 31, 2017 and 2016. The results of operations are discussed in further detail following this overview (in millions, unless otherwise noted).

For the Three Months Ended March 31, 2017	Gathering	Processing and Storage	Terminaling and Export	Combined Hess Midstream Partners LP Predecessor
Revenues
Affiliate	$60.2	$53.2	$16.9	$130.3
Total revenues	60.2	53.2	16.9	130.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	14.9	13.5	10.5	38.9
Depreciation expense	12.3	10.9	3.6	26.8
General and administrative expenses	1.0	0.3	0.2	1.5
Total costs and expenses	28.2	24.7	14.3	67.2
Net income (loss)	$32.0	$28.5	$2.6	$63.1

Throughput volumes
Gas gathering (MMcf/d)(1)	183			183
Crude oil gathering (MBbl/d)(2)	63			63
TGP processing (MMcf/d)(1)		169		169
Crude terminals (MBbl/d)(2)			54	54
NGL loading (MBbl/d)(2)			11	11
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2016	Gathering	Processing and Storage	Terminaling and Export	Combined Hess Midstream Partners LP Predecessor
Revenues
Affiliate	$49.3	$49.5	$20.1	$118.9
Total revenues	49.3	49.5	20.1	118.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	16.6	14.6	16.7	47.9
Depreciation expense	9.1	10.7	2.8	22.6
General and administrative expenses	0.9	0.3	0.2	1.4
Total costs and expenses	26.6	25.6	19.7	71.9
Net income (loss)	$22.7	$23.9	$0.4	$47.0

Throughput volumes
Gas gathering (MMcf/d)(1)	205			205
Crude oil gathering (MBbl/d)(2)	57			57
TGP processing (MMcf/d)(1)		193		193
Crude terminals (MBbl/d)(2)			63	63
NGL loading (MBbl/d)(2)			13	13
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenue increased $10.9 million in the first quarter of 2017 compared to the first quarter of 2016, of which $10.6 million is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the first quarter of 2017, $3.9 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016 and $0.9 million is attributable to higher crude oil gathering volumes through more well connects and commissioning of new oil pipelines in late 2016. These increases were partially offset by a decrease of $4.5 million attributable to lower gas gathering volumes primarily due to extreme winter weather conditions in North Dakota. Operating and maintenance expenses decreased $1.7 million primarily attributable to lower allocations to us from Hess of $3.4 million, offset by $1.7 million higher maintenance and chemical costs primarily due to extreme winter weather conditions. Depreciation expense increased $3.2 million primarily due to the Hawkeye Gas Facility being brought into service in the first quarter of 2017. General and administrative expenses remained relatively flat compared to the same quarter last year.

Processing and Storage

Revenues increased $3.7 million in the first quarter of 2017 compared to the first quarter of 2016, of which $7.7 million is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the first quarter of 2017 and $2.0 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016, partially offset by a decrease of $6.0 million attributable to lower volumes processed through the Tioga Gas Plant primarily due to extreme winter weather conditions in North Dakota. Operating and maintenance expenses decreased $1.1 million primarily due to lower maintenance activity at the Tioga Gas Plant in the first quarter of 2017. Depreciation expense and general and administrative expenses remained relatively flat compared to the same quarter last year.

Terminaling and Export

Revenues decreased $3.2 million in the first quarter of 2017 compared to the first quarter of 2016, of which $1.7 million is attributable to lower reimbursements of rail transportation pass‑through costs, and $1.5 million is attributable to lower rail export volumes. Effective January 1, 2017, we also amended our terminal and export services agreement with Hess, which resulted in a single fee for crude oil terminaling and export services. This amendment reduced our exposure to market variability in the cost of crude oil export transportation services, including rail and pipeline. Prior to this amendment, our terminal and export services agreement included separate fees for crude oil terminaling, crude oil rail loading and crude oil rail transportation. Operating and maintenance expenses decreased $6.2 million, of which $2.6 million of the decrease is attributable to cancellation of the lease agreement for the older specification rail cars at the end of 2016, $1.9 million

PART I – FINANCIAL INFORMATION (CONT’D)

primarily attributable to lower rail car repair and crude loading costs, and $1.7 million attributable to lower rail transportation costs due to lower rail export volumes. Depreciation expense increased $0.8 million due to additional rail cars brought into service during the second quarter of 2016. General and administrative expenses remained relatively flat compared to the same quarter last year.

Capital Resources and Liquidity

Historically, our sources of liquidity were based on cash flows from operations and funding from our parent. During the periods presented, we participated in our parent’s centralized cash management system. As a result, our Predecessor’s historical financial statements do not include cash or cash equivalents since cash receipts from all our Predecessor’s operations were deposited into our parent’s bank accounts and all cash disbursements were made from these accounts. After the IPO closed on April 10, 2017, we established our own cash management system that is administered by Hess on our general partner’s behalf under our omnibus agreement.

We expect our ongoing sources of liquidity to include:

•	cash generated from operations;
•	borrowings under our revolving credit facility;
•	issuances of debt securities; and
•	issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures and debt service requirements and our quarterly cash distribution requirements. We believe that future internal growth projects or potential acquisitions will be funded primarily through borrowings under our revolving credit facility or through the issuance of debt and equity securities.

We intend to pay a minimum quarterly distribution of $0.30 per unit, which equates to approximately $16.7 million per quarter, or $66.8 million per year in the aggregate, based on the number of common and subordinated units and the 2% general partner interest that is outstanding immediately after completion of the IPO. We do not have a legal obligation to pay this distribution, except as provided in our partnership agreement.

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. We have the option to extend the revolving credit facility for two additional one‑year terms and to increase the overall capacity of the revolving credit facility by up to an additional $100.0 million subject to, among other things, the consent of the lenders. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership.

Borrowings on the credit facility will generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit facility). Facility fees will accrue at 0.275% per annum and will be paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters (5.0 to 1.0 during the specified period following certain acquisitions).

The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $8.4 million for the first quarter of 2017 compared to the first quarter of 2016 due to increased revenues of $11.4 million and a decrease in expenses, other than depreciation, of $8.9 million, offset by cash used from changes in working capital of $11.9 million.

Investing Activities. Cash flows used in investing activities decreased $4.4 million for the first quarter of 2017 compared to the first quarter of 2016, due to a decrease in capital expenditures primarily related to projects in our gathering business.

PART I – FINANCIAL INFORMATION (CONT’D)

Financing Activities. Cash flows used in financing activities increased $12.8 million for the first quarter of 2017 compared to the first quarter of 2016 due to increased distributions to the parent of $50.7 million, offset by increased contributions from the parent of $37.9 million.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Following the closing of the IPO, we are required to distinguish between maintenance capital expenditures and expansion capital expenditures in accordance with our partnership agreement, even though historically we did not make a distinction between maintenance capital expenditures and expansion capital expenditures in exactly the same way as is required under our partnership agreement. Maintenance capital expenditures are capital expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, our operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish or replace existing assets, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. In contrast, expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating capacity, operating income or revenue over the long term. Examples of expansion capital expenditures include the acquisition of equipment, construction, development or acquisition of additional capacity, or expenditures for connecting additional wells to our gathering systems; to the extent such capital expenditures are expected to expand our long‑term operating capacity, operating income or revenue.

Our Predecessor’s capital expenditures for the first quarter of 2017 and 2016 were $27.0 million and $34.6 million, respectively. Capital expenditures decreased approximately $12.2 million primarily due to completion of the Hawkeye Gas and Oil Facility construction projects, partially offset by approximately $4.6 million associated with ongoing construction of our Johnson’s Corner Header System, expansion of rail car ladder tracks to accommodate increased NGL loading at the Tioga Rail Terminal and installation of an additional compressor at the Tioga Gas Plant.

The following table reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended
	March 31,
	2017	2016
(in millions)
Maintenance	$1.7	$0.1
Expansion	25.3	34.5
Total capital expenditures	27.0	34.6
(Increase) decrease in accrued liabilities	20.4	17.2
Additions to property, plant and equipment	$47.4	$51.8

Qualitative and Quantitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We generally do not take ownership of the crude oil, natural gas or NGLs that we currently gather, process, terminal, store or transport for our customers. We generate substantially all of our revenues by charging fees under long‑term commercial agreements with Hess with minimum volume commitments. Hess bears the risks associated with fluctuating commodity prices and we have minimal direct exposure to commodity prices.

Any debt that we incur under our revolving credit facility will bear interest at a variable rate, which will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. We do not currently have in place any derivative instruments to hedge any exposure to variable interest rates.

Forward-looking Information

Certain sections in this Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contain “forward‑looking” statements, as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward‑looking statements, which generally are not historical in nature. Forward‑looking statements related to our operations and financial conditions are based on our current understanding,

PART I – FINANCIAL INFORMATION (CONT’D)

assessments, estimates and projections. Forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward‑looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward‑looking statements since such statements speak only as of the date when made and there can be no assurance that such forward‑looking statements will occur. We are not obligated to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. Risk factors that could materially impact future actual results are discussed in the section entitled “Risk Factors” included in the Prospectus.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is presented under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Qualitative and Quantitative Disclosures about Market Risk.”

Item 4.	Controls and Procedures

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of March 31, 2017, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2017.

The SEC, as required by Section 404 of the Sarbanes‑Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10‑K will not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2018. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes‑Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a‑15 or 15d‑15 in the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 9, Commitments and Contingencies in the Notes to Combined Financial Statements and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the prospectus related to the IPO and dated April 4, 2017, as filed with the U.S. Securities and Exchange Commission on April 6, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2017, our registration statement on Form S‑1 (SEC Registration No. 333‑198896 and 333‑217144), as amended through the time of its effectiveness, that we filed with the SEC relating to our IPO was declared effective. Goldman, Sachs & Co. and Morgan Stanley served as representatives of the several underwriters for the IPO. On April 10, 2017, we closed the IPO of 16,997,000 common units (including 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option) at a price to the public of $23.00 per common unit, resulting in gross proceeds of approximately $390.9 million. A summary of the proceeds received and the use of proceeds was as follows (in millions):

Proceeds received from sale of common units	$390.9
Use of proceeds:
Underwriters' discounts and structuring fees	(25.4)
Other offering costs	(0.9)
Revolving credit facility expenses	(4.0)
Cash retained and used by Partnership	(10.0)
Distribution to Hess Infrastructure Partners	(350.6)
Total	$-

PART II – OTHER INFORMATION (CONT’D)

Item 6.	Exhibits
a.	Exhibits
3(1)

Amended and Restated Certificate of Limited Partnership of Hess Midstream Partners LP, dated April 7, 2017 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

3(2)

First Amended and Restated Agreement of Limited Partnership of Hess Midstream Partners LP, dated April 7, 2017 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

3(3)

Second Amended and Restated Agreement of Limited Partnership of Hess Midstream Partners LP, dated April 10, 2017 (filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

4(1)

Registration Rights Agreement, dated as of April 10, 2017, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Midstream Partners GP LLC, Hess Investments North Dakota LLC and GIP II Blue Holding Partnership, L.P. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

10(1)

Contribution, Conveyance and Assumption Agreement dated as of April 4, 2017, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Midstream Partners GP LLC, Hess Corporation, Hess Infrastructure Partners LP, Hess Infrastructure Partners GP LLC, Hess Investments North Dakota LLC, Hess Midstream Holdings LLC, Hess North Dakota Export Logistics Operations LP,  Hess North Dakota Export Logistics LLC, Hess North Dakota Export Logistics GP LLC, Hess North Dakota Export Logistics Holdings LLC,  Hess TGP Operations LP, Hess TGP GP LLC, Hess TGP Holdings LLC, Hess Tioga Gas Plant LLC, Hess North Dakota Pipelines Operations LP, Hess North Dakota Pipelines GP LLC, Hess North Dakota Pipelines Holdings LLC, Hess North Dakota Pipelines LLC, Hess Mentor Storage Holdings LLC and Hess Mentor Storage LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

10(2)

Omnibus Agreement, effective as of April 10, 2017, by and among Hess Corporation, Hess Infrastructure Partners LP, Hess Infrastructure Partners GP LLC, Hess Midstream Partners LP, Hess TGP GP LLC, Hess TGP Operations LP, Hess North Dakota Export Logistics GP LLC, Hess North Dakota Export Logistics Operations LP, Hess North Dakota Pipelines Operations LP, Hess North Dakota Pipelines GP LLC, Hess Midstream Partners GP LP, and Hess Midstream Partners GP LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

10(3)

Employee Secondment Agreement, dated as of April 10, 2017, by and among Hess Corporation, Hess Trading Corporation, Hess Midstream Partners GP LP, and Hess Midstream Partners GP LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

	10(4)*	Hess Midstream Partners LP 2017 Long‑Term Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)
10(5)

Second Amended and Restated Agreement of Limited Partnership of Hess TGP Operations LP, dated April 10, 2017 (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

10(6)

Second Amended and Restated Agreement of Limited Partnership of Hess North Dakota Export Logistics Operations LP, dated April 10, 2017 (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

10(7)

Amended and Restated Agreement of Limited Partnership of Hess North Dakota Pipelines Operations LP, dated April 10, 2017 (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

PART II – OTHER INFORMATION (CONT’D)

10(8)

Credit Agreement, dated as of March 15, 2017, among Hess Midstream Partners LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., Citibank, N.A., Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as syndication agents, The Bank of Nova Scotia, ING Capital LLC and Sumitomo Mitsui Banking Corporation, as documentation agents, JPMorgan Chase Bank, N.A., The Bank of Tokyo‑Mitsubishi UFJ,‑Ltd., Citigroup Global Markets Inc., Goldman Sachs Lending Partners LLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and the other commercial lending institutions party hereto (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8‑K filed on April 10, 2017 and incorporated herein by reference)

10(9)*

Form of Phantom Unit Agreement (filed as Exhibit 10.14 to Amendment No. 9 to the Registrant’s Registration Statement on Form S‑1 (Registration No. 333-198896) filed on February 13, 2017 and incorporated herein by reference)

	31(1)	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	31(2)	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	32(1)	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32(2)	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	101(INS)	XBRL Instance Document
	101(SCH)	XBRL Schema Document
	101(CAL)	XBRL Calculation Linkbase Document
	101(LAB)	XBRL Labels Linkbase Document
	101(PRE)	XBRL Presentation Linkbase Document
	101(DEF)	XBRL Definition Linkbase Document

*	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS MIDSTREAM PARTNERS LP (Registrant)

By: HESS MIDSTREAM PARTNERS GP LP, its General Partner

By: HESS MIDSTREAM PARTNERS GP LLC, its General Partner

By	/s/ John B. Hess
John B. Hess
Chairman of the Board of Directors and Chief Executive Officer

By	/s/ Jonathan C. Stein
Jonathan C. Stein
Chief Financial Officer

Date:  May 15, 2017