Form 10-Q
period 2017-06-30
Hess Midstream Partners LP
filed 2017-08-11
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 001‑38050

Hess Midstream Partners LP

(Exact name of Registrant as specified in its charter)

DELAWARE	36-4777695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 McKinney Street	77010
Houston, TX (Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code, is (713) 496-4200)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

At June 30, 2017, the registrant had 27,279,654 common units and 27,279,654 subordinated units outstanding.

HESS MIDSTREAM PARTNERS LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	June 30,	December 31,
	2017	2016
(in millions, except unit amounts)	(unaudited)	Predecessor
Assets
Cash	$43.0	$0.3
Accounts receivable—affiliate	58.1	44.6
Other current assets	0.5	2.8
Total current assets	101.6	47.7
Property, plant and equipment, net	2,507.4	2,518.6
Other noncurrent assets	3.7	8.4
Total assets	$2,612.7	$2,574.7
Liabilities
Accounts payable—trade	$8.2	$28.8
Accounts payable—affiliate	14.5	241.3
Accrued liabilities	24.1	57.8
Other current liabilities	2.1	4.1
Total current liabilities	48.9	332.0
Other noncurrent liabilities	4.1	4.3
Total liabilities	53.0	336.3
Partners' capital
Net parent investment - Predecessor	-	2,238.4
Common unitholders - public (2017 - 16,997,000 units issued and outstanding, 2016 - 0)	358.4	-
Common unitholders - affiliate (2017 - 10,282,654 units issued and outstanding, 2016 - 0)	41.0	-
Subordinated unitholders - affiliate (2017 - 27,279,654 units issued and outstanding, 2016 - 0)	109.0	-
General partner	14.8	-
Total Hess Midstream Partners LP partners' capital	523.2	-
Noncontrolling interest	2,036.5	-
Total partners' capital	2,559.7	2,238.4
Total liabilities and partners' capital	$2,612.7	$2,574.7

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in millions, except per unit amounts)		Predecessor		Predecessor
Revenues
Affiliate	$138.3	$119.0	$268.6	$237.9
Total revenues	138.3	119.0	268.6	237.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	38.8	49.0	77.7	96.9
Depreciation expense	28.5	24.8	55.3	47.4
General and administrative expenses	2.4	3.9	3.9	5.3
Total costs and expenses	69.7	77.7	136.9	149.6
Income (loss) from operations	68.6	41.3	131.7	88.3
Interest expense	0.5	1.2	0.5	1.4
Net income (loss)	68.1	$40.1	131.2	$86.9
Less: Net income (loss) prior to the IPO on April 10, 2017	5.1		68.2
Less: Net income (loss) attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	51.6		51.6
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	11.4		11.4
Less: General partner interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	0.2		0.2
Limited partners' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$11.2		$11.2

Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per limited partner unit (basic and diluted):
Common	$0.21		$0.21
Subordinated	$0.21		$0.21

Weighted average limited partner units outstanding (basic and diluted):
Common	26.1		26.1
Subordinated	26.1		26.1

Cash distributions declared per unit (*)	$0.2703		$0.2703
(*) Represents cash distributions declared during the month following the end of each respective quarterly period. See Note 14, Subsequent Event.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Net Parent Investment Predecessor	Total
(in millions)
Balance at December 31, 2015	$-	$-	$-	$-	$-	$2,098.8	$2,098.8
Net income (loss)						86.9	86.9
Contribution of property, plant and equipment	-	-	-	-	-	58.9	58.9
Other contributions from (distributions to) parent, net	-	-	-	-	-	(55.8)	(55.8)
Balance at June 30, 2016	$-	$-	$-	$-	$-	$2,188.8	$2,188.8

Balance at December 31, 2016	$-	$-	$-	$-	$-	$2,238.4	$2,238.4
Net income prior to the IPO on April 10, 2017	-	-	-	-	-	68.2	68.2
Other contributions from parent, net, prior to the IPO on April 10, 2017	-	-	-	-	-	225.0	225.0
Contribution of net assets to Hess Midstream Partners LP	-	134.6	357.2	14.6	2,025.2	(2,531.6)	-
IPO proceeds, net of underwriters' discounts	365.5	-	-	-	-	-	365.5
Offering costs	(10.7)	-	-	-	-	-	(10.7)
Distribution of IPO proceeds	-	(95.7)	(253.8)	-	-	-	(349.5)
Net income subsequent to the IPO on April 10, 2017	3.5	2.1	5.6	0.2	51.6	-	63.0
Unit-based compensation	0.1	-	-	-	-	-	0.1
Distributions to noncontrolling interest	-	-	-	-	(81.2)	-	(81.2)
Contributions from noncontrolling interest	-	-	-	-	40.9	-	40.9
Balance at June 30, 2017	$358.4	$41.0	$109.0	$14.8	$2,036.5	$-	$2,559.7

See accompanying notes to unaudited consolidated financial statement.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
(in millions)		Predecessor
Cash flows from operating activities
Net income (loss)	$131.2	$86.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	55.3	47.4
Amortization of deferred financing costs	0.2	1.1
Unit-based compensation expense	0.1	-
Changes in assets and liabilities:
Accounts receivable – affiliate	(13.5)	3.6
Other current and noncurrent assets	2.1	2.4
Accounts payable – trade	(20.6)	(12.9)
Accounts payable – affiliate	26.4	32.9
Accrued liabilities	(1.2)	16.8
Other current and noncurrent liabilities	(2.2)	(3.5)
Net cash provided by (used in) operating activities	177.8	174.7
Cash flows from investing activities
Additions to property, plant and equipment	(76.6)	(118.9)
Net cash provided by (used in) investing activities	(76.6)	(118.9)
Cash flows from financing activities
Cash distributions to parent prior to the IPO on April 10, 2017	(95.3)	(119.4)
Cash contributions from parent prior to the IPO on April 10, 2017	67.1	63.6
IPO proceeds, net of underwriters' discounts	365.5	-
Cash offering costs	(2.1)	-
Distribution of IPO proceeds to Hess and GIP	(349.5)	-
Financing costs	(3.9)	-
Distributions to noncontrolling interest	(81.2)	-
Contributions from noncontrolling interest	40.9	-
Net cash provided by (used in) financing activities	(58.5)	(55.8)
Increase (decrease) in cash and cash equivalents	42.7	-
Cash and cash equivalents, beginning of period	0.3	0.3
Cash and cash equivalents, end of period	$43.0	$0.3
Supplemental cash disclosures:
Capital expenditures included in accrued liabilities at period end	$13.5	$26.6
Contribution to settle accounts payable – affiliate	253.2	-
Contribution of property, plant and equipment	-	58.9

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of Business

Hess Midstream Partners LP (the “Partnership”) is a fee‑based, growth oriented traditional master limited partnership formed by Hess Infrastructure Partners LP (“Hess Infrastructure Partners”), a midstream joint venture with a 50% ownership interest held by affiliates of Hess Corporation (collectively “Hess”) and a 50% ownership interest held by GIP II Blue Holding Partnership LP (“GIP”), to own, operate, develop and acquire a diverse set of midstream assets to provide services to Hess and third‑party customers. The Partnership was initially formed by Hess on January 17, 2014, as a Delaware limited partnership.

On April 10, 2017, the Partnership completed its initial public offering (“IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment options, representing 30.5% limited partner interests in the Partnership (see Note 3, Initial Public Offering). In connection with the Partnership’s IPO, Hess Infrastructure Partners contributed a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”) which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal in North Dakota, and a 100% ownership interest in Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota, (collectively, the “Contributed Businesses”) to the Partnership.

The terms “we,” “our” and “us” as used in this report for periods prior to the IPO refer collectively to Hess Midstream Partners LP Predecessor, our predecessor for accounting purposes (“the Predecessor”), and for periods after the IPO refer to the Partnership, unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within the Predecessor or the Partnership. The term “parent” refers to Hess Infrastructure Partners.

Our assets and operations are organized into the following three segments: (1) gathering, (2) processing and storage and (3) terminaling and export (see Note 13, Segments).

Note 2.  Basis of Presentation

Consolidation

Prior to the IPO on April 10, 2017, our financial position, results of operations and cash flows consisted of the Predecessor, which represented a combined reporting entity. The consolidated financial statements of our Predecessor have been recast to include activities and balances of Hess Midstream Partners LP prior to the IPO. Subsequent to the IPO, our financial position, results of operations and cash flows consist of consolidated Hess Midstream Partners LP activities and balances. The assets and liabilities in our consolidated financial statements have been reflected on a historical cost basis as immediately prior to the IPO all of the assets and liabilities presented were wholly‑owned by Hess Infrastructure Partners and were transferred within the Hess Infrastructure Partners consolidated group.

We consolidate the activities of Gathering Opco, HTGP Opco and Logistics Opco, which qualify as variable interest entities (“VIE”) under U.S. generally accepted accounting principles (“GAAP”). We have concluded that we are the primary beneficiary of each VIE, as defined in the accounting standards, since we have the power through our general partner and limited partner interests to direct those activities that most significantly impact the economic performance of the Contributed Businesses and have a right to receive benefits and an obligation to absorb losses that could potentially be significant. The conclusion was based on a qualitative analysis that considered the governance structure, the voting rights established between the members which provide us the ability to control the operations of the Contributed Business, and the absence of substantive kick‑out or substantive participating rights of limited partners over the general partners. All financial statement activities associated with VIEs are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We reflect a noncontrolling interest representing the retained limited partner interest owned by Hess Infrastructure Partners in the Contributed Businesses in the consolidated financial statements of the Partnership. All intercompany transactions and balances within the Partnership have been eliminated.

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2017 and December 31, 2016, the consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

consolidated cash flows for the six months ended June 30, 2017 and 2016. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. GAAP have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the prospectus of Hess Midstream Partners LP dated April 4, 2017, as filed with the SEC on April 6, 2017 (the “Prospectus”).

Summary of Significant Accounting Policies

Unit-based compensation.  Unit‑based compensation issued to the officers, directors and employees of our general partner is recorded at grant‑date fair value. Expense is recognized on a straight‑line basis over the vesting period of the award and is included in General and administrative expenses in the accompanying consolidated statements of operations.

Net income per limited partner unit.  We have identified the general partner interest and the incentive distribution rights ("IDRs") as participating securities and compute income per unit using the two‑class method under which net income per unit is calculated for common units and participating securities considering both distributions declared and participation rights in undistributed earnings as if all such earnings had been distributed during this period. Net income per unit applicable to limited partners, including subordinated unitholders, is computed by dividing limited partners' interest in net income, after deducting the general partner's 2% interest and incentive distributions, by the weighted‑average number of outstanding common and subordinated units.

Income taxes.  We are not a separate taxable entity for U.S. Federal and state income tax purposes; therefore, we do not provide for income tax benefit or expense. Each partner is subject to income taxes on its share of the Partnership’s earnings.

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014‑09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606. This ASU is effective for us beginning in the first quarter of 2018. We have developed a project plan for the implementation of ASC 606 in the first quarter of 2018. As of June 30, 2017, our analysis of contracts with customers against the requirements of the standard is largely complete. Based on our assessment to date, we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements. We plan to adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to partners’ capital as of January 1, 2018.

In February 2016, the FASB issued ASU 2016‑02, Leases, as a new ASC Topic, ASC 842. The new standard will require the recognition of assets and liabilities for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard. This ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted. We are currently assessing the impact of the ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses. This ASU makes changes to the impairment model for trade receivables, net investments in leases, debt securities, loans and certain other instruments. The standard requires the use of a forward‑looking “expected loss” model compared to the current “incurred loss” model. This ASU is effective for us beginning in the first quarter of 2020, with early adoption permitted from the first quarter of 2019. We are currently assessing the impact of the ASU on our consolidated financial statements.

Note 3.  Initial Public Offering

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

In connection with the IPO, the Partnership entered into a contribution, conveyance and assumption agreement with Hess Infrastructure Partners pursuant to which Hess Infrastructure Partners contributed to us a 20% controlling economic interest

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in each of Gathering Opco, HTGP Opco, Logistics Opco, and a 100% interest in Mentor Holdings. In exchange for the Contributed Businesses, Hess Infrastructure Partners became entitled to receive:

•	10,282,654 common units and 27,279,654 subordinated units, representing an aggregate 67.5% limited partner interest in the Partnership;
•	All of the Partnership’s incentive distribution rights;
•	A 2% general partner interest in the Partnership, and
•	An aggregate cash distribution of approximately $350.6 million.

Further, pursuant to the contribution, conveyance and assumption agreement, Hess Infrastructure Partners directed the Partnership to issue, and the Partnership issued, 50% of the above mentioned common and subordinated units directly to Hess and 50% directly to GIP, used $1.1 million to pay certain offering costs and distributed $349.5 million to Hess and GIP.

As part of the contribution, conveyance and assumption agreement, Hess Infrastructure Partners also agreed to bear the full cost of capital expenditures related to certain identified uncompleted maintenance capital projects associated with the Contributed Businesses to the extent such projects are commenced prior to the second anniversary of the closing of the IPO. Hess Infrastructure Partners also agreed to pay all costs related to certain other identified maintenance capital projects related to the Contributed Businesses that are incurred prior to the second anniversary of the closing of the IPO up to an aggregate maximum of $20 million, and all costs of any unanticipated maintenance capital projects undertaken by the Contributed Businesses through March 31, 2018, up to a maximum of $10 million on a 100% basis.

Note 4.  Related Party Transactions

We are part of the consolidated operations of Hess, and all of our revenues as shown on the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 were derived from transactions with Hess and its affiliates, although we plan to provide our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations.

Commercial Agreements

Effective January 1, 2014, we entered into multiple long‑term, fee‑based commercial agreements with certain subsidiaries of Hess that included dedications covering all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators, and fee recalculation mechanisms. Under those agreements through December 31, 2016, if Hess delivered volumes less than applicable commitments during any quarter, Hess would pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing or terminaling fee, which was initially reported in deferred revenue. Shortfall fee payments were available to be credited against future fees for volumes delivered to us in excess of Hess’s nominated volumes up to four quarters after such credit was established. Unused shortfall credits by Hess, which expired after one year, were recognized as revenue. On December 31, 2016, we amended and restated certain of our commercial agreements to remove the shortfall fee credit provision and reset the minimum volume commitments. Under the amended and restated commercial agreements, volume deficiencies are measured quarterly and recognized as revenue in the same period and any associated shortfall payments are not subject to future reduction or offset. As a result, $13.7 million and $35.1 million of minimum volume shortfall fee payments were earned during the three and six months ended June 30, 2017, respectively (2016: $0 and $0.4 million, respectively).

For the three and six months ended June 30, 2017 and 2016, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We are actively marketing our midstream services to, and are pursuing strategic relationships with, third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates and diversify our customer base.

During the three and six months ended June 30, 2017, we recognized, as part of the affiliate revenues, $4.5 million and $10.0 million, respectively (2016: $10.0 million and $17.2 million, respectively), of reimbursements from Hess related to third‑party rail transportation costs. In addition, during the three and six months ended June 30, 2017, we recognized, as part of affiliate revenues, $6.0 million and $11.7 million, respectively (2016: $5.8 million and $11.6 million, respectively), of reimbursements from Hess related to electricity fees. These related costs were included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

Omnibus and Employee Secondment Agreements

In connection with the Partnership’s IPO, we entered into an omnibus agreement with Hess and Hess Infrastructure Partners under which we pay Hess on a monthly basis an amount equal to the total allocable costs of Hess’s employees and

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

contractors, subcontractors or other outside personnel engaged by Hess and its subsidiaries to the extent such employees and outside personnel perform operational and administrative services for us in support of our assets, plus a specified percentage markup of such amount depending on the type of service provided, as well as an allocable share of direct costs of providing these services. The omnibus agreement also includes our right of first offer to acquire certain of Hess Infrastructure Partners’ midstream assets, including Hess Infrastructure Partners’ retained interests in the Contributed Businesses and Hess Infrastructure Partners’ indemnification of us for certain matters, including certain pre‑closing environmental, title and tax matters. Pursuant to the omnibus agreement, we agreed to indemnify Hess Infrastructure Partners for certain post‑closing matters under this agreement, including certain post‑closing environmental liabilities.

In connection with the Partnership’s IPO, we also entered into an employee secondment agreement with Hess under which certain employees of Hess are seconded to our general partner to provide services with respect to our assets and operations, including executive oversight, business and corporate development, unitholder and investor relations, communications and public relations, routine and emergency maintenance and repair services, routine operational services, routine administrative services, construction services, and such other operational, commercial and business services that are necessary to develop and execute the Partnership’s business strategy. On a monthly basis, we pay a secondment fee to Hess that is intended to cover and reimburse Hess for the total costs actually incurred by Hess and its affiliates in connection with employing the seconded employees to the extent such total costs are attributable to the provision of services with respect to the Partnership’s assets and operations.

For the three and six months ended June 30, 2017 and 2016, we had the following charges from Hess, including for the services agreements described above and expenses directly charged and allocated to the Predecessor. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in millions)		Predecessor		Predecessor
Operating and maintenance expenses	$13.3	$14.5	$27.5	$32.7
General and administrative expenses	1.4	3.9	2.9	5.3
Total	$14.7	$18.4	$30.4	$38.0

Prior to the IPO, Hess Infrastructure Partners funded certain expansion capital expenditures mainly related to the construction of Hawkeye Gas and Oil Facilities for our gathering business. As of December 31, 2016, Accounts payable—affiliate included $226.2 million payable to Hess Infrastructure Partners related to funding of capital expenditures, with the remaining balances payable to Hess for operating and maintenance and general and administrative charges. Immediately prior to the closing of the IPO, all balances payable to Hess Infrastructure Partners totaling $253.2 million were settled via capital contributions from Hess Infrastructure Partners.

Prepaid Forward Purchase and Sales Agreement

In 2015, we entered into a Prepaid Forward Purchase and Sales Agreement with Hess to receive 550 crude oil rail cars for an estimated purchase price of $104.1 million, all of which were received in 2016. In connection with this agreement, Hess contributed to us $104.1 million, which was recorded as a capital contribution in Net parent investment and was subsequently used to prepay the purchase of the crude oil rail cars from Hess. During the six months ended June 30, 2016, we recognized $54.0 million in Property, plant and equipment and in Contribution of property, plant and equipment.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	June 30, 2017	December 31, 2016
(in millions, except for number of years)			Predecessor
Gathering assets
Pipelines	22 years	$812.7	$802.8
Compressors, pumping stations and terminals	22 to 25 years	504.0	182.0
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	157.1	154.7
Logistics facilities and railcars	20 to 25 years	367.0	346.0
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	7.4	7.2
Construction-in-progress	N/A	115.4	426.8
Total property, plant and equipment, at cost		3,053.6	3,009.5
Accumulated depreciation		(546.2)	(490.9)
Property, plant and equipment, net		$2,507.4	$2,518.6

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2017	December 31, 2016
(in millions)		Predecessor
Accrued capital expenditures	$13.5	$46.0
Other accruals	10.6	11.8
Total	$24.1	$57.8

Note 7.  Debt and Interest Expense

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit facility). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of June 30, 2017, the revolving credit facility remained undrawn. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

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

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. On July 25, 2017, the board of directors of our general partner declared the initial quarterly cash distribution of $0.2703 per common and subordinated unit for the quarter ending June 30, 2017. This amount has been prorated from the closing of the Partnership’s IPO on April 10, 2017 and equates to the minimum quarterly distribution of $0.3000 per unit on a full quarter basis. The distribution will be payable on August 14, 2017, to unitholders of record as of the close of business on August 4, 2017. There were no distributions declared or paid prior to this distribution (see Note 14, Subsequent Event).

Note 9.  Unit‑Based Compensation

In connection with the Partnership’s IPO, we adopted the Hess Midstream Partners LP 2017 Long‑Term Incentive Plan (the “LTIP”). Awards under the LTIP are available for officers, directors and employees of our general partner or its affiliates, and any individuals who perform services for the Partnership. The LTIP provides the Partnership with the flexibility to grant unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit‑based awards. The LTIP initially limits the number of common units that may be delivered pursuant to vested awards to 3,000,000 common units.

In connection with the consummation of our IPO, we granted awards of phantom units with distribution equivalent rights to certain officers, employees and directors. These phantom units and distribution equivalent rights will vest ratably over a three‑year period beginning on the first anniversary of the consummation of the IPO for officers and employees, and over a one‑year period for directors. Cash distributions on the phantom units will accumulate and be paid upon vesting. Fair value of phantom units is based on the fair value of the Partnership’s common units on the grant date.

Unit‑based award activity for the three months ended June 30, 2017 was as follows:

		Weighted Average
		Award Date
	Number of Units	Fair Value
Outstanding and unvested units at March 31, 2017	-	$-
Granted	45,214	23.00
Outstanding and unvested units at June 30, 2017	45,214	$23.00

As of June 30, 2017, $0.9 million of compensation cost related to all of our unvested phantom units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted‑average period of 2.7 years.

Note 10.  Net Income per Limited Partner Unit

Net income per limited partner unit is computed by dividing the respective limited partners’ interest in net income attributable to Hess Midstream Partners LP by the weighted average number of common and subordinated units outstanding. Because we have more than one class of participating securities, we use the two‑class method when calculating net income per limited partner unit. The classes of participating securities include common units, subordinated units, general partner units and incentive distribution rights.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net income per limited partner unit is only calculated for the periods subsequent to the IPO as no units were outstanding prior to April 10, 2017. The following table illustrates the Partnership’s calculation of net income per limited partner unit:

	Three Months Ended	Six Months Ended
(in millions, except per unit amounts)	June 30, 2017	June 30, 2017
Net income (loss)	$68.1	$131.2
Less: Net income (loss) prior to the IPO on April 10, 2017	5.1	68.2
Less: Net income (loss) attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	51.6	51.6
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	11.4	11.4
Less: General partner interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	0.2	0.2
Limited partners' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$11.2	$11.2
Common unitholders' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$5.6	$5.6
Subordinated unitholders' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$5.6	$5.6
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per limited partner unit:
Common (basic and diluted)	$0.21	$0.21
Subordinated (basic and diluted)	$0.21	$0.21
Weighted average number of limited partner units outstanding:
Common (basic and diluted)	26.1	26.1
Subordinated (basic and diluted)	26.1	26.1

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and six months ended June 30, 2017 and 2016.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of June 30, 2017 and December 31, 2016, accrued liabilities for remediation totaled $3.3 million.

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

As of June 30, 2017 and December 31, 2016, we did not have accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Note 13.  Segments

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

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended June 30, 2017
Affiliate revenues	$66.5	$55.7	$16.1	$-	$138.3
Net income (loss)	36.9	30.4	2.3	(1.5)	68.1
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	7.0	5.4	0.5	(1.5)	11.4
Depreciation expense	13.8	10.9	3.8	-	28.5
Interest expense	-	-	-	0.5	0.5
Adjusted EBITDA	50.7	41.3	6.1	(1.0)	97.1
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	9.5	7.3	1.2	(1.0)	17.0
Capital expenditures	8.8	2.6	5.7	-	17.1

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
(in millions)
For the Three Months Ended June 30, 2016
Affiliate revenues	$48.1	$47.4	$23.5	$-	$119.0
Net income (loss)	20.3	20.1	0.9	(1.2)	40.1
Depreciation expense	10.0	11.4	3.4	-	24.8
Interest expense	-	-	-	1.2	1.2
Adjusted EBITDA	30.3	31.5	4.3	-	66.1
Capital expenditures	60.0	3.1	3.1	-	66.2

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Six Months Ended June 30, 2017
Affiliate revenues	$126.7	$108.9	$33.0	$-	$268.6
Net income (loss)	68.9	58.9	4.9	(1.5)	131.2
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	7.0	5.4	0.5	(1.5)	11.4
Depreciation expense	26.1	21.8	7.4	-	55.3
Interest expense	-	-	-	0.5	0.5
Adjusted EBITDA	95.0	80.7	12.3	(1.0)	187.0
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	9.5	7.3	1.2	(1.0)	17.0
Capital expenditures	28.0	5.1	11.0	-	44.1

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
(in millions)
For the Six Months Ended June 30, 2016
Affiliate revenues	$97.4	$96.9	$43.6	$-	$237.9
Net income (loss)	43.0	44.0	1.3	(1.4)	86.9
Depreciation expense	19.1	22.1	6.2	-	47.4
Interest expense	-	-	-	1.4	1.4
Adjusted EBITDA	62.1	66.1	7.5	-	135.7
Capital expenditures	65.8	30.1	4.9	-	100.8

Total assets for the reportable segments are as follows:

	June 30, 2017	December 31, 2016
(in millions)		Predecessor
Gathering	$1,257.2	$1,246.7
Processing and Storage	984.4	1,000.0
Terminaling and Export	324.1	327.7
Interest and Other	47.0	0.3
Total assets	$2,612.7	$2,574.7

Note 14.  Subsequent Event

On July 25, 2017, the board of directors of our general partner declared the initial quarterly cash distribution of $0.2703 per common unit for the quarter ended June 30, 2017, (see Note 8, Distributions).

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our prospectus related to the initial public offering of Hess Midstream Partners LP dated April 4, 2017, as filed with the SEC on April 6, 2017 (the “Prospectus”).

Unless the context otherwise requires, references in this report to (i) “we,” “us,” “our” or like terms, when used in a historical context, refer to Hess Midstream Partners LP Predecessor, our Predecessor for accounting purposes (the “Predecessor”), and, when used in the present tense or future tense, these terms refer to Hess Midstream Partners LP and its subsidiaries (the “Partnership”); (ii) “our general partner”, when used with respect to periods prior to the closing of the initial public offering and consummation of the related formation transactions, refer to Hess Midstream Partners GP LLC, and when used with respect to periods following the closing of the initial public offering and the consummation of the related formation transactions, refer to Hess Midstream Partners GP LP; (iii) “Hess” refer collectively to Hess Corporation and its subsidiaries, other than us, our subsidiaries and our general partner; (iv) “GIP” refer to GIP II Blue Holding Partnership, L.P., which owns interests in us and in Hess Infrastructure Partners, which in turn indirectly owns our general partner, and the funds managed by Global Infrastructure Management, LLC, and such funds’ subsidiaries and affiliates, that hold interests in GIP II Blue Holding Partnership, L.P.; (v) “Hess Infrastructure Partners” or “parent” refer to Hess Infrastructure Partners LP, a midstream joint venture between Hess and GIP that, directly or indirectly, holds all of the interests in our general partner, and its subsidiaries, other than us and our subsidiaries.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in the Prospectus.

Overview

We are a fee‑based, growth‑oriented, traditional master limited partnership initially formed by Hess to own, operate, develop and acquire a diverse set of midstream assets to provide services to Hess and third‑party customers. Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we refer to collectively as the Bakken. In mid‑2015, Hess contributed certain of its existing midstream assets in the Bakken to Hess Infrastructure Partners, a midstream joint venture in which GIP purchased a 50% ownership interest for approximately $2.675 billion, representing an aggregate value for Hess Infrastructure Partners of approximately $5.35 billion.

On April 10, 2017, Hess Infrastructure Partners contributed to us a 20% controlling economic interest in each of Hess North Dakota Pipeline Operations LP, Hess TGP Operations LP, Hess North Dakota Export Logistics Operations LP and a 100% ownership interest in Hess Mentor Storage Holdings LLC (collectively, the “Contributed Businesses”) in connection with the closing of our initial public offering (“IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option, representing a 30.5% limited partner interest in the Partnership, at a price to the public of $23.00 per common unit. The Partnership received net proceeds of $365.5 million, after deducting the underwriters’ discounts and structuring fees of approximately $25.4 million. The net proceeds were used to make a $350.6 million distribution to Hess Infrastructure Partners and to pay approximately $4.0 million in revolving credit facility origination fees and $0.9 million in other offering costs. In exchange for the Contributed Businesses, Hess Infrastructure Partners also received 10,282,654 common units and 27,279,654 subordinated units, representing an aggregate 67.5% limited partner interest in the Partnership, all of the Partnership’s incentive distribution rights, and a 2% general partner interest in the Partnership. Hess Infrastructure Partners directed the Partnership to issue, and the Partnership issued 50% of the above mentioned common and subordinated units directly to Hess and 50% directly to GIP, and also distributed $349.5 million to Hess and GIP.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

•

Johnson’s Corner Header System. An approximately six‑mile crude oil pipeline header system located in McKenzie County, North Dakota that, when completed, will receive crude oil by pipeline from Hess and third parties and deliver crude oil to third‑party interstate pipeline systems. The Johnson’s Corner Header System is expected to commence operations in the second half of 2017.

We refer to the assets owned by Gathering Opco, HTGP Opco and Logistics Opco collectively as our “joint interest assets.”

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2017 included:

•	Net income of $68.1 million, of which $11.4 million is attributable to the Partnership for the period subsequent to the IPO;
•	Net cash provided by operating activities of $102.2 million;
•	Adjusted EBITDA of $97.1 million, of which $17.0 million is attributable to the Partnership for the period subsequent to the IPO;
•	Distributable cash flow of $16.8 million attributable to the period subsequent to the IPO;
•	Cash distribution of $0.2703 per unit consistent with the minimum quarterly distribution of $0.3000 per unit, prorated for the period subsequent to the IPO, declared on July 25, 2017;
•

Consolidated revenues of $138.3 million, up from the prior‑year quarter primarily attributable to higher tariff rates, throughput volumes and shortfall fees related to minimum volume commitments, offset by lower pass‑through third‑party rail transportation costs;

•	Continued execution of growth infrastructure projects with ramp-up and optimization of the Hawkeye Gas Facility and progression of the southern crude oil export route at Johnson’s Corner;
•	Undrawn revolving credit facility with capacity of $300.0 million as of June 30, 2017.

For additional information regarding our non‑GAAP financial measures, see How We Evaluate Our Operations and Reconciliation of Non-GAAP Financial Measures below.

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane. We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term and is dated effective January 1, 2014. We have the unilateral right to renew each of these agreements for one additional 10‑year term. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms,

PART I – FINANCIAL INFORMATION (CONT’D)

all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’s minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability. Our revenues also include revenues from third‑party volumes contracted with Hess and delivered to us under these commercial agreements with Hess, as well as pass‑through third‑party rail transportation costs and electricity fees for which we recognize revenues in an amount equal to the costs.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our operating results and profitability. These metrics include (i) volumes, (ii) operating and maintenance expenses, (iii) Adjusted EBITDA and (iv) distributable cash flow.

Volumes.  The amount of revenues we generate primarily depends on the volumes of crude oil, natural gas and NGLs that we handle at our gathering, processing, terminaling, and storage facilities. These volumes are affected primarily by the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets, including changes in crude oil prices, which may further affect volumes delivered by Hess. Although Hess has committed to minimum volumes under our commercial agreements described above, our results of operations will be impacted by our ability to:

•	utilize the remaining uncommitted capacity of, or add additional capacity to, our existing assets, and optimize our existing assets;
•	identify and execute expansion projects, and capture incremental throughput volumes from Hess and third parties for these expanded facilities;
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

Adjusted EBITDA and Distributable Cash Flow.  We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit) and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as other income and other non‑cash, non‑recurring items, if applicable. We define Adjusted EBITDA attributable to Hess Midstream Partners LP as Adjusted EBITDA less Adjusted EBITDA attributable to Hess Infrastructure Partners’ retained interests in our joint interest assets. We use distributable cash flow to analyze our liquidity and performance. We define distributable cash flow as Adjusted EBITDA attributable to Hess Midstream Partners LP less cash paid for interest and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances. We have not quantified distributable cash flow for periods prior to the IPO on April 10, 2017.

Adjusted EBITDA and distributable cash flow are non‑GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

Factors Affecting the Comparability of Our Financial Results

Our results of operations subsequent to the IPO are not comparable to our Predecessor’s historical results of operations for the reasons described below:

Contribution of Controlling Interests in our Joint Interest Assets.  Our Predecessor’s results of operations included 100% of the revenues and expenses associated with the Contributed Businesses. At the closing of the IPO, Hess Infrastructure Partners contributed to us a 20% controlling economic interest in each of Gathering Opco, HTGP Opco and Logistics Opco. For periods subsequent to the IPO, we consolidate the financial position and results of operations of our joint interest assets and reflect Hess Infrastructure Partners’ retained interests in our joint interest assets as a noncontrolling interest in our consolidated financial statements.

General and Administrative Expenses.  Our Predecessor’s general and administrative expenses included direct monthly charges for the management and operation of our assets and certain expenses allocated by Hess for general corporate services, such as treasury, accounting, human resources and legal services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our Predecessor’s proportionate share of employee time or capital expenditures and operating expense. Following the closing of the IPO, we also expect to incur an additional $3.4 million of incremental annual general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical consolidated financial statements.

Financing.  There are differences in the way we finance our operations as compared to the way our Predecessor historically financed its operations. Historically, our Predecessor’s operations were financed as part of Hess Infrastructure Partners’ integrated operations and our Predecessor was not charged for financing its operations. Our Predecessor largely relied on internally‑generated cash flows and capital contributions from Hess Infrastructure Partners to satisfy its capital expenditure requirements. Following the closing of the IPO, we intend to make cash distributions to our unitholders at an initial distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future expansion capital expenditures and acquisitions primarily from external sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based agreements with Hess, including through contractual arrangements with affiliates of Hess and third parties. These contracts promote cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. As a result of the decline in crude oil prices beginning in late 2014, Hess reduced its rig count to two rigs in the Bakken during 2016. During this time, minimum volume commitments provided minimum levels of cash flows and the fee recalculation mechanisms under the agreements supported cash flow stability. During the first quarter of 2017, Hess increased its rig count in the Bakken and is currently operating four rigs in the Bakken. The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by Hess in the Bakken, which, in turn, is ultimately dependent on Hess’s exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or Hess’s control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. Furthermore, our ability to execute our growth strategy in the Bakken will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Results of operations for the three months ended June 30, 2017 and 2016 are presented below. Unless otherwise noted herein, all results included in this report reflect the results of our Predecessor for accounting purposes, for periods prior to the closing of our IPO on April 10, 2017, as well as the results of the Partnership, for the period subsequent to the closing of the IPO (in millions, unless otherwise noted).

For the Three Months Ended June 30, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate	$66.5	$55.7	$16.1	$-	$138.3
Total revenues	66.5	55.7	16.1	-	138.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	15.1	14.0	9.7	-	38.8
Depreciation expense	13.8	10.9	3.8	-	28.5
General and administrative expenses	0.7	0.4	0.3	1.0	2.4
Total costs and expenses	29.6	25.3	13.8	1.0	69.7
Income (loss) from operations	36.9	30.4	2.3	(1.0)	68.6
Interest expense	-	-	-	0.5	0.5
Net income (loss)	$36.9	$30.4	$2.3	$(1.5)	$68.1
Less: net income (loss) prior to the IPO on April 10, 2017	2.2	3.2	(0.3)	-	5.1
Less: net income (loss) attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	27.7	21.8	2.1	-	51.6
Net income (loss) attributable to Hess Midstream Partners subsequent to the IPO on April 10, 2017	$7.0	$5.4	$0.5	$(1.5)	$11.4

Throughput volumes
Gas gathering (MMcf/d)(1)	210				210
Crude oil gathering (MBbl/d)(2)	65				65
TGP processing (MMcf/d)(1)		196			196
Crude terminals (MBbl/d)(2)			66		66
NGL loading (MBbl/d)(2)			12		12
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2016	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor

Revenues
Affiliate	$48.1	$47.4	$23.5	$-	$119.0
Total revenues	48.1	47.4	23.5	-	119.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	14.9	15.3	18.8	-	49.0
Depreciation expense	10.0	11.4	3.4	-	24.8
General and administrative expenses	2.9	0.6	0.4	-	3.9
Total costs and expenses	27.8	27.3	22.6	-	77.7
Income (loss) from operations	20.3	20.1	0.9	-	41.3
Interest expense	-	-	-	1.2	1.2
Net income (loss)	$20.3	$20.1	$0.9	$(1.2)	$40.1

Throughput volumes
Gas gathering (MMcf/d)(1)	199				199
Crude oil gathering (MBbl/d)(2)	59				59
TGP processing (MMcf/d)(1)		183			183
Crude terminals (MBbl/d)(2)			64		64
NGL loading (MBbl/d)(2)			13		13
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenue increased $18.4 million in the second quarter of 2017 compared to the second quarter of 2016, of which $10.1 million is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the second quarter of 2017, and $5.0 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016. In addition, $2.6 million of the increase is attributable to higher gas gathering and compression volumes in the second quarter of 2017 mainly due to downtime for maintenance and repair of our gathering and associated processing facilities during the second quarter of 2016, and $0.7 million is attributable to higher crude oil gathering volumes through more well connects. Operating and maintenance expenses remained relatively flat compared to the same quarter last year. Depreciation expense increased $3.8 million primarily due to the Hawkeye Gas Facility being brought into service in the first quarter of 2017. General and administrative expenses decreased $2.2 million primarily due to lower allocations to us from Hess.

Processing and Storage

Revenues increased $8.3 million in the second quarter of 2017 compared to the second quarter of 2016, of which $3.3 million is attributable to higher tariff rates in 2017 compared to 2016 and $3.0 million of the increase is attributable to higher throughput volumes processed through the Tioga Gas Plant mainly due to downtime for maintenance and repair during the second quarter of 2016. In addition, $2.0 million of the increase is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the second quarter of 2017. Operating and maintenance expenses decreased $1.3 million primarily due to lower maintenance activity at the Tioga Gas Plant in the second quarter of 2017. Depreciation expense and general and administrative expenses remained relatively flat compared to the same quarter last year.

Terminaling and Export

Revenues decreased $7.4 million in the second quarter of 2017 compared to the second quarter of 2016, of which $5.5 million is attributable to reduced use of rail transportation and, as a result, lower rail transportation pass‑through costs and $4.5 million of the decrease is attributable to lower tariff rates in 2017 compared to 2016. These decreases were offset by $1.6 million higher shortfall fees related to minimum volume commitments recognized in revenue in the second quarter of

PART I – FINANCIAL INFORMATION (CONT’D)

2017 and $1.0 million attributable to higher throughput volumes at our terminals. Effective January 1, 2017, we amended our terminal and export services agreement with Hess, which resulted in a single fee for crude oil terminaling and export services. This amendment reduced our exposure to market variability in the cost of crude oil export transportation services, including rail and pipeline. Prior to this amendment, our terminal and export services agreement included separate fees for crude oil terminaling, crude oil rail loading and crude oil rail transportation. Operating and maintenance expenses decreased $9.1 million, of which $5.5 million is attributable to lower rail transportation costs due to lower rail export volumes, $2.5 million of the decrease is attributable to cancellation of the lease agreement for the older specification rail cars at the end of 2016, and $1.1 million is primarily attributable to lower rail car repair and crude loading costs. Depreciation expense and general and administrative expenses remained relatively flat compared to the same quarter last year.

Interest and Other

Following the closing of the IPO, we incurred $1.0 million of incremental general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical consolidated financial statements. Interest expense decreased $0.7 million primarily due to write off of unamortized debt issuance costs in the second quarter of 2016 related to an expired revolving credit commitment.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Results of operations for the six months ended June 30, 2017 and 2016 are presented below. Unless otherwise noted herein, all results included in this report reflect the results of our Predecessor for accounting purposes, for periods prior to the closing of our IPO on April 10, 2017, as well as the results of the Partnership, for the period subsequent to the closing of the IPO (in millions, unless otherwise noted).

For the Six Months Ended June 30, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate	$126.7	$108.9	$33.0	$-	$268.6
Total revenues	126.7	108.9	33.0	-	268.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	30.0	27.5	20.2	-	77.7
Depreciation expense	26.1	21.8	7.4	-	55.3
General and administrative expenses	1.7	0.7	0.5	1.0	3.9
Total costs and expenses	57.8	50.0	28.1	1.0	136.9
Income (loss) from operations	68.9	58.9	4.9	(1.0)	131.7
Interest expense	-	-	-	0.5	0.5
Net income (loss)	$68.9	$58.9	$4.9	$(1.5)	$131.2
Less: net income (loss) prior to the IPO on April 10, 2017	34.2	31.7	2.3	-	68.2
Less: net income (loss) attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	27.7	21.8	2.1	-	51.6
Net income (loss) attributable to Hess Midstream Partners subsequent to the IPO on April 10, 2017	$7.0	$5.4	$0.5	$(1.5)	$11.4

Throughput volumes
Gas gathering (MMcf/d)(1)	197				197
Crude oil gathering (MBbl/d)(2)	64				64
TGP processing (MMcf/d)(1)		182			182
Crude terminals (MBbl/d)(2)			60		60
NGL loading (MBbl/d)(2)			11		11
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2016	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
Revenues
Affiliate	$97.4	$96.9	$43.6	$-	$237.9
Total revenues	97.4	96.9	43.6	-	237.9
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	31.5	29.9	35.5	-	96.9
Depreciation expense	19.1	22.1	6.2	-	47.4
General and administrative expenses	3.8	0.9	0.6	-	5.3
Total costs and expenses	54.4	52.9	42.3	-	149.6
Income (loss) from operations	43.0	44.0	1.3	-	88.3
Interest expense	-	-	-	1.4	1.4
Net income (loss)	$43.0	$44.0	$1.3	$(1.4)	$86.9

Throughput volumes
Gas gathering (MMcf/d)(1)	202				202
Crude oil gathering (MBbl/d)(2)	58				58
TGP processing (MMcf/d)(1)		188			188
Crude terminals (MBbl/d)(2)			63		63
NGL loading (MBbl/d)(2)			13		13
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenue increased $29.3 million in the first six months of 2017 compared to the same period in 2016, of which $20.8 million is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the first six months of 2017, $9.0 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016 and $1.5 million is attributable to higher crude oil gathering volumes through more well connects. These increases were partially offset by a decrease of $2.0 million attributable to lower gas gathering and compression volumes primarily due to extreme winter weather conditions in North Dakota in the first quarter of 2017. Operating and maintenance expenses decreased $1.5 million primarily attributable to lower allocations to us from Hess of $4.0 million, offset by $2.5 million higher maintenance and chemical costs primarily due to extreme winter weather conditions and startup of the Hawkeye Gas Facility in the first quarter of 2017. Depreciation expense increased $7.0 million primarily due to the Hawkeye Gas Facility being brought into service in the first quarter of 2017. General and administrative expenses decreased $2.1 million primarily due to lower allocations to us from Hess.

Processing and Storage

Revenues increased $12.0 million in the first six months of 2017 compared to the same period in 2016, of which $9.7 million is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the first six months of 2017 and $5.4 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016, partially offset by a decrease of $3.1 million attributable to lower volumes processed through the Tioga Gas Plant primarily due to extreme winter weather conditions in North Dakota in the first quarter of 2017. Operating and maintenance expenses decreased $2.4 million primarily due to lower maintenance activity at the Tioga Gas Plant in the first six months of 2017. Depreciation expense and general and administrative expenses remained relatively flat compared to the same period last year.

Terminaling and Export

Revenues decreased $10.6 million in the first six months of 2017 compared to the same period in 2016, of which $7.4 million of the decrease is attributable to lower tariff rates in 2017 compared to 2016, $7.2 million is attributable to lower reimbursements of rail transportation pass‑through costs, and $0.3 million attributable to lower throughput volumes at our terminals, offset by $4.3 million shortfall fees related to minimum volume commitments recognized in revenue in the first

PART I – FINANCIAL INFORMATION (CONT’D)

six months of 2017. Operating and maintenance expenses decreased $15.3 million, of which $7.2 million of the decrease is attributable to lower rail transportation costs due to lower rail export volumes, $5.0 million of the decrease is attributable to cancellation of the lease agreement for the older specification rail cars at the end of 2016, $2.1 million primarily attributable to lower rail car repair and crude loading costs, and $1.0 million attributable to lower allocations to us from Hess. Depreciation expense increased $1.2 million primarily due to additional rail cars brought into service during the second quarter of 2016. General and administrative expenses remained relatively flat compared to the same period last year.

Interest and Other

Following the closing of the IPO, we incurred $1.0 million of incremental general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical consolidated financial statements. Interest expense decreased $0.9 million primarily due to write off of unamortized debt issuance costs in the second quarter of 2016 related to an expired revolving credit commitment.

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by (used in) operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
	2017	2016	2017	2016
		Predecessor		Predecessor
(in millions)
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income (loss):
Net income (loss)	$68.1	$40.1	$131.2	$86.9
Plus:
Depreciation expense	28.5	24.8	55.3	47.4
Interest expense	0.5	1.2	0.5	1.4
Adjusted EBITDA	97.1	$66.1	187.0	$135.7
Less: Adjusted EBITDA prior to the IPO on April 10, 2017	7.9		97.8
Adjusted EBITDA subsequent to the IPO on April 10, 2017	89.2		89.2
Adjusted EBITDA attributable to noncontrolling interest subsequent to the IPO on April 10, 2017(a)	72.2		72.2
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$17.0		$17.0
Less:
Cash interest paid, net	0.2		0.2
Maintenance capital expenditures(b)	-		-
Distributable cash flow attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$16.8		$16.8

Reconciliation of Adjusted EBITDA attributable to

   Hess Midstream Partners LP and Distributable Cash Flow

   attributable to Hess Midstream Partners LP to net cash

   provided by (used in) operating activities:

Net cash provided by (used in) operating activities	$102.2		$177.8
Changes in assets and liabilities	(5.3)		9.0
Amortization of deferred financing costs	(0.2)		(0.2)
Unit based compensation	(0.1)		(0.1)
Interest expense	0.5		0.5
Adjusted EBITDA	97.1		187.0
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	7.9		97.8
Adjusted EBITDA attributable to noncontrolling interest subsequent to the IPO on April 10, 2017(a)	72.2		72.2
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$17.0		$17.0
Less:
Cash interest paid, net	0.2		0.2
Maintenance capital expenditures(b)	-		-
Distributable cash flow attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$16.8		$16.8

(a) Reflects Hess Infrastructure Partners' 80% noncontrolling economic interest in the net income of Hess North Dakota Pipelines Operations LP, Hess TGP Operations LP and Hess North Dakota Export Logistics LP.

(b) Under our contribution agreement, Hess Infrastructure Partners agreed to bear the full costs we incurred for maintenance capital expenditures during the periods presented.

PART I – FINANCIAL INFORMATION (CONT’D)

Capital Resources and Liquidity

Historically, our sources of liquidity were based on cash flows from operations and funding from our parent. The Predecessor participated in Hess Infrastructure Partners’ centralized cash management system. As a result, our Predecessor’s historical financial statements do not include cash or cash equivalents since cash receipts from all of our Predecessor’s operations were deposited into Hess Infrastructure Partners’ bank accounts and all cash disbursements were made from these accounts. After the IPO closed on April 10, 2017, we established our own cash management system that is administered by Hess on our general partner’s behalf under our omnibus agreement.

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

On July 25, 2017, we declared a quarterly cash distribution of $0.2703 per common and subordinated unit, to be paid on August 14, 2017 to unitholders of record on August 4, 2017. The quarterly cash distribution for the three months ended June 30, 2017, was calculated as the minimum quarterly cash distribution of $0.3000 per unit, prorated for the period beginning April 10, 2017, the closing date of the IPO.

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. We have the option to extend the revolving credit facility for two additional one‑year terms and to increase the overall capacity of the revolving credit facility by up to an additional $100 million subject to, among other things, the consent of the lenders. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership. As of June 30, 2017, the credit facility remained undrawn.

Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit facility). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters (5.0 to 1.0 during the specified period following certain acquisitions).

The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $3.1 million for the first six months of 2017 compared to the first six months of 2016 due to an increase in revenues of $30.7 million and a decrease in expenses, other than depreciation, amortization and unit‑based compensation, of $20.7 million, offset by cash used from changes in working capital of $48.3 million.

Investing Activities. Cash flows used in investing activities decreased $42.3 million for the first six months of 2017 compared to the first six months of 2016, due to a decrease in capital expenditures primarily related to projects in our gathering business.

Financing Activities. Cash flows used in financing activities increased $2.7 million for the first six months of 2017 compared to the first six months of 2016 primarily related to $10 million proceeds received from the sale of common units retained by the Partnership, offset by higher distributions to Hess Infrastructure Partners of $12.7 million.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures

PART I – FINANCIAL INFORMATION (CONT’D)

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

Capital expenditures for the first six months of 2017 and 2016 were $44.1 million and $100.8 million, respectively. Capital expenditures decreased approximately $62.8 million primarily due to completion of the Hawkeye Gas and Oil Facility construction projects, partially offset by approximately $6.1 million associated with ongoing construction of our Johnson’s Corner Header System, expansion of rail car ladder tracks to accommodate increased NGL loading at the Tioga Rail Terminal and installation of an additional compressor at the Tioga Gas Plant.

The following table reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended
	June 30,
	2017	2016
(in millions)		Predecessor
Maintenance	$3.8	$1.9
Expansion	40.3	98.9
Total capital expenditures	44.1	100.8
(Increase) decrease in accrued liabilities	32.5	18.1
Additions to property, plant and equipment	$76.6	$118.9

Quantitative and Qualitative Disclosures about Market Risk

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

Forward-looking Information

Certain sections in this Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contain “forward‑looking” statements, as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward‑looking statements, which generally are not historical in nature. Forward‑looking statements related to our operations and financial conditions are based on our current understanding, assessments, estimates and projections. Forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward‑looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward‑looking statements since such statements speak only as of the date when made and there can be no assurance that such forward‑looking statements will occur. We are not obligated to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. Risk factors that could materially impact future actual results are discussed in the section entitled “Risk Factors” included in the Prospectus.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is presented under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk.”

Item 4.	Controls and Procedures

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of June 30, 2017, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2017.

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

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

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

Date:  August 11, 2017