Form 10-Q
period 2017-09-30
Hess Midstream Partners LP
filed 2017-11-09
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

At September 30, 2017, the registrant had 27,279,654 common units and 27,279,654 subordinated units outstanding.

HESS MIDSTREAM PARTNERS LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	September 30,	December 31,
	2017	2016
(in millions, except unit amounts)	(unaudited)	Predecessor
Assets
Cash	$48.0	$0.3
Accounts receivable—affiliate	59.7	44.6
Other current assets	0.8	2.8
Total current assets	108.5	47.7
Property, plant and equipment, net	2,506.4	2,518.6
Other noncurrent assets	3.4	8.4
Total assets	$2,618.3	$2,574.7
Liabilities
Accounts payable—trade	$7.6	$28.8
Accounts payable—affiliate	11.6	241.3
Accrued liabilities	26.4	57.8
Other current liabilities	5.1	4.1
Total current liabilities	50.7	332.0
Other noncurrent liabilities	6.0	4.3
Total liabilities	56.7	336.3
Partners' capital
Net parent investment - Predecessor	-	2,238.4
Common unitholders - public (2017 - 16,997,000 units issued and outstanding, 2016 - 0)	358.5	-
Common unitholders - affiliate (2017 - 10,282,654 units issued and outstanding, 2016 - 0)	41.0	-
Subordinated unitholders - affiliate (2017 - 27,279,654 units issued and outstanding, 2016 - 0)	108.9	-
General partner	14.8	-
Total Hess Midstream Partners LP partners' capital	523.2	-
Noncontrolling interest	2,038.4	-
Total partners' capital	2,561.6	2,238.4
Total liabilities and partners' capital	$2,618.3	$2,574.7

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in millions, except per unit amounts)		Predecessor		Predecessor
Revenues
Affiliate	$146.7	$120.3	$415.3	$358.2
Total revenues	146.7	120.3	415.3	358.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	39.6	44.9	117.3	141.8
Depreciation expense	28.5	24.7	83.8	72.1
General and administrative expenses	1.7	2.3	5.6	7.6
Total costs and expenses	69.8	71.9	206.7	221.5
Income (loss) from operations	76.9	48.4	208.6	136.7
Interest expense	0.4	-	0.9	1.4
Net income (loss)	76.5	$48.4	207.7	$135.3
Less: Net income (loss) prior to the IPO on April 10, 2017	-		68.2
Less: Net income (loss) attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	61.5		113.1
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	15.0		26.4
Less: General partner interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	0.3		0.5
Limited partners' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$14.7		$25.9

Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per limited partner unit (basic and diluted):
Common	$0.27		$0.48
Subordinated	$0.27		$0.48

Weighted average limited partner units outstanding (basic and diluted):
Common	27.3		26.7
Subordinated	27.3		26.7

Cash distributions declared per unit (*)	$0.3107		$0.5810
(*) Represents cash distributions declared during the month following the end of each respective quarterly period. See Note 14, Subsequent Event.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Net Parent Investment Predecessor	Total
(in millions)
Balance at December 31, 2015	$-	$-	$-	$-	$-	$2,098.8	$2,098.8
Net income (loss)						135.3	135.3
Contribution of property, plant and equipment	-	-	-	-	-	59.0	59.0
Other contributions from (distributions to) parent, net	-	-	-	-	-	(92.6)	(92.6)
Balance at September 30, 2016	$-	$-	$-	$-	$-	$2,200.5	$2,200.5

Balance at December 31, 2016	$-	$-	$-	$-	$-	$2,238.4	$2,238.4
Net income prior to the IPO on April 10, 2017	-	-	-	-	-	68.2	68.2
Other contributions from parent, net, prior to the IPO on April 10, 2017	-	-	-	-	-	225.0	225.0
Contribution of net assets to Hess Midstream Partners LP	-	134.6	357.2	14.6	2,025.2	(2,531.6)	-
IPO proceeds, net of underwriters' discounts	365.5	-	-	-	-	-	365.5
Offering costs	(10.7)	-	-	-	-	-	(10.7)
Distribution of IPO proceeds	-	(95.7)	(253.8)	-	-	-	(349.5)
Net income subsequent to the IPO on April 10, 2017	8.1	4.9	12.9	0.5	113.1	-	139.5
Unit-based compensation	0.2	-	-	-	-	-	0.2
Distributions to unitholders	(4.6)	(2.8)	(7.4)	(0.3)	-	-	(15.1)
Distributions to noncontrolling interest	-	-	-	-	(170.7)	-	(170.7)
Contributions from noncontrolling interest	-	-	-	-	70.8	-	70.8
Balance at September 30, 2017	$358.5	$41.0	$108.9	$14.8	$2,038.4	$-	$2,561.6

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
(in millions)		Predecessor
Cash flows from operating activities
Net income (loss)	$207.7	$135.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	83.8	72.1
Amortization of deferred financing costs	0.4	1.1
Unit-based compensation expense	0.2	-
Changes in assets and liabilities:
Accounts receivable – affiliate	(15.1)	2.2
Other current and noncurrent assets	1.9	0.8
Accounts payable – trade	(21.2)	(17.8)
Accounts payable – affiliate	23.5	63.9
Accrued liabilities	(3.1)	21.8
Other current and noncurrent liabilities	0.9	(2.6)
Net cash provided by (used in) operating activities	279.0	276.8
Cash flows from investing activities
Additions to property, plant and equipment	(98.1)	(184.2)
Net cash provided by (used in) investing activities	(98.1)	(184.2)
Cash flows from financing activities
Cash distributions to parent prior to the IPO on April 10, 2017	(95.3)	(201.8)
Cash contributions from parent prior to the IPO on April 10, 2017	67.1	109.2
IPO proceeds, net of underwriters' discounts	365.5	-
Cash offering costs	(2.1)	-
Distribution of IPO proceeds to Hess and GIP	(349.5)	-
Financing costs	(3.9)	-
Distribution to unitholders	(15.1)	-
Distributions to noncontrolling interest	(170.7)	-
Contributions from noncontrolling interest	70.8	-
Net cash provided by (used in) financing activities	(133.2)	(92.6)
Increase (decrease) in cash and cash equivalents	47.7	-
Cash and cash equivalents, beginning of period	0.3	0.3
Cash and cash equivalents, end of period	$48.0	$0.3
Supplemental cash disclosures:
Capital expenditures included in accrued liabilities at period end	$17.7	$45.8
Contribution to settle accounts payable – affiliate	253.2	-
Removal of historical capitalized offering costs	8.6	-
Contribution of property, plant and equipment	-	59.0

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

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2017 and December 31, 2016, the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, and consolidated cash flows for the nine months ended September 30, 2017 and 2016. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Summary of Significant Accounting Policies

Unit‑based compensation.  Unit‑based compensation issued to the officers, directors and employees of our general partner is recorded at grant‑date fair value. Expense is recognized on a straight‑line basis over the vesting period of the award and is included in General and administrative expenses in the accompanying consolidated statements of operations.

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

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014‑09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606. This ASU is effective for us beginning in the first quarter of 2018. As of September 30, 2017, our analysis of contracts with customers against the requirements of the standard is largely complete. Based on our assessment to date, we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements. We plan to adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to partners’ capital as of January 1, 2018.

In February 2016, the FASB issued ASU 2016‑02, Leases, as a new ASC Topic, ASC 842. The new standard will require the recognition of assets and liabilities for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard. This ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted. We have developed a project plan for the implementation of ASC 842 in the first quarter of 2019 and begun assessing existing leases against the requirements of the standard. We continue to assess the impact of the ASU on our consolidated financial statements.

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

In connection with the IPO, the Partnership entered into a contribution, conveyance and assumption agreement with Hess Infrastructure Partners pursuant to which Hess Infrastructure Partners contributed to us a 20% controlling economic interest in each of Gathering Opco, HTGP Opco, Logistics Opco, and a 100% interest in Mentor Holdings. In exchange for the Contributed Businesses, Hess Infrastructure Partners became entitled to receive:

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

As part of the contribution, conveyance and assumption agreement, Hess Infrastructure Partners also agreed to bear the full cost of capital expenditures related to certain identified uncompleted maintenance capital projects associated with the Contributed Businesses to the extent such projects are commenced prior to the second anniversary of the closing of the IPO. Hess Infrastructure Partners also agreed to pay all costs related to certain other identified maintenance capital projects related to the Contributed Businesses that are incurred prior to the second anniversary of the closing of the IPO up to an aggregate maximum of $20.0 million, and all costs of any unanticipated maintenance capital projects undertaken by the Contributed Businesses through March 31, 2018, up to a maximum of $10.0 million on a 100% basis.

Note 4.  Related Party Transactions

We are part of the consolidated operations of Hess, and all of our revenues as shown on the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 were derived from transactions with Hess and its affiliates, although we plan to provide our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations.

Commercial Agreements

Effective January 1, 2014, we entered into multiple long‑term, fee‑based commercial agreements with certain subsidiaries of Hess that included dedications covering all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators, and fee recalculation mechanisms. Under those agreements through December 31, 2016, if Hess delivered volumes less than applicable commitments during any quarter, Hess would pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing or terminaling fee, which was initially reported in deferred revenue. Shortfall fee payments were available to be credited against future fees for volumes delivered to us in excess of Hess’s nominated volumes up to four quarters after such credit was established. Unused shortfall credits by Hess, which expired after one year, were recognized as revenue. On December 31, 2016, we amended and restated certain of our commercial agreements to remove the shortfall fee credit provision and reset the minimum volume commitments. Under the amended and restated commercial agreements, volume deficiencies are measured quarterly and recognized as revenue in the same period and any associated shortfall payments are not subject to future reduction or offset. As a result, $13.4 million and $48.5 million of minimum volume shortfall fee payments were earned during the three and nine months ended September 30, 2017, respectively (2016: $0.1 and $0.5 million, respectively).

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and nine months ended September 30, 2017 and 2016, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We are actively marketing our midstream services to, and are pursuing strategic relationships with, third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates and diversify our customer base.

During the three and nine months ended September 30, 2017, we recognized, as part of the affiliate revenues, $3.4 million and $13.4 million, respectively (2016: $6.7 million and $23.9 million, respectively), of reimbursements from Hess related to third‑party rail transportation costs. In addition, during the three and nine months ended September 30, 2017, we recognized, as part of affiliate revenues, $6.6 million and $18.3 million, respectively (2016: $6.2 million and $17.8 million, respectively), of reimbursements from Hess related to electricity fees. These related costs were included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

Omnibus and Employee Secondment Agreements

In connection with the Partnership’s IPO, we entered into an omnibus agreement with Hess and Hess Infrastructure Partners under which we pay Hess on a monthly basis an amount equal to the total allocable costs of Hess’s employees and contractors, subcontractors or other outside personnel engaged by Hess and its subsidiaries to the extent such employees and outside personnel perform operational and administrative services for us in support of our assets, plus a specified percentage markup of such amount depending on the type of service provided, as well as an allocable share of direct costs of providing these services. The omnibus agreement also includes our right of first offer to acquire certain of Hess Infrastructure Partners’ midstream assets, including Hess Infrastructure Partners’ retained interests in the Contributed Businesses and Hess Infrastructure Partners’ indemnification of us for certain matters, including certain pre‑closing environmental, title and tax matters. Pursuant to the omnibus agreement, we agreed to indemnify Hess Infrastructure Partners for certain post‑closing matters under this agreement, including certain post‑closing environmental liabilities.

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

For the three and nine months ended September 30, 2017 and 2016, we had the following charges from Hess, including for the services agreements described above and expenses directly charged and allocated to the Predecessor. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in millions)		Predecessor		Predecessor
Operating and maintenance expenses	$13.7	$14.7	$41.2	$47.4
General and administrative expenses	1.4	2.3	4.3	7.6
Total	$15.1	$17.0	$45.5	$55.0

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

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Prepaid Forward Purchase and Sales Agreement

In 2015, we entered into a Prepaid Forward Purchase and Sales Agreement with Hess to receive 550 crude oil rail cars for an estimated purchase price of $104.1 million, all of which were received in 2016. In connection with this agreement, Hess contributed to us $104.1 million, which was recorded as a capital contribution in Net parent investment and was subsequently used to prepay the purchase of the crude oil rail cars from Hess. During the nine months ended September 30, 2016, we recognized $54.1 million in Property, plant and equipment and in Contribution of property, plant and equipment.

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	September 30, 2017	December 31, 2016
(in millions, except for number of years)			Predecessor
Gathering assets
Pipelines	22 years	$822.5	$802.8
Compressors, pumping stations and terminals	22 to 25 years	504.1	182.0
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	157.9	154.7
Logistics facilities and railcars	20 to 25 years	370.9	346.0
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	9.1	7.2
Construction-in-progress	N/A	126.6	426.8
Total property, plant and equipment, at cost		3,081.1	3,009.5
Accumulated depreciation		(574.7)	(490.9)
Property, plant and equipment, net		$2,506.4	$2,518.6

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2017	December 31, 2016
(in millions)		Predecessor
Accrued capital expenditures	$17.7	$46.0
Other accruals	8.7	11.8
Total	$26.4	$57.8

Note 7.  Debt and Interest Expense

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit facility). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of September 30, 2017, the revolving credit facility remained undrawn. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

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

Note 8.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. Distributions paid during the nine months ended September 30, 2017 were as follows:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit
Second Quarter 2017 (1)	August 4, 2017	August 14, 2017	$0.2703

(1)The distribution for the second quarter 2017 has been prorated from the closing of the Partnership's IPO on April 10, 2017 and equates to the minimum quarterly distribution of $0.3000 per unit on a full quarter basis.

On October 24, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.3107 per common and subordinated unit for the quarter ended September 30, 2017, an increase of 3.6% compared with the prior quarter. The distribution will be payable on November 13, 2017, to unitholders of record as of the close of business on November 3, 2017 (see Note 14, Subsequent Event).

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

Unit‑based award activity for the nine months ended September 30, 2017 was as follows:

		Weighted Average
		Award Date
	Number of Units	Fair Value
Outstanding and unvested units at December 31, 2016	-	$-
Granted	45,214	22.86
Outstanding and unvested units at September 30, 2017	45,214	$22.86

As of September 30, 2017, $0.8 million of compensation cost related to all of our unvested phantom units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted‑average period of 2.4 years.

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

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net income per limited partner unit is only calculated for the periods subsequent to the IPO as no units were outstanding prior to April 10, 2017. The following table illustrates the Partnership’s calculation of net income per limited partner unit:

	Three Months Ended	Nine Months Ended
(in millions, except per unit amounts)	September 30, 2017	September 30, 2017
Net income (loss)	$76.5	$207.7
Less: Net income (loss) prior to the IPO on April 10, 2017	-	68.2
Less: Net income (loss) attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	61.5	113.1
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	15.0	26.4
Less: General partner interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	0.3	0.5
Limited partners' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$14.7	$25.9
Common unitholders' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$7.4	$13.0
Subordinated unitholders' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$7.3	$12.9
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per limited partner unit:
Common (basic and diluted)	$0.27	$0.48
Subordinated (basic and diluted)	$0.27	$0.48
Weighted average number of limited partner units outstanding:
Common (basic and diluted)	27.3	26.7
Subordinated (basic and diluted)	27.3	26.7

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and nine months ended September 30, 2017 and 2016.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of September 30, 2017 and December 31, 2016, accrued liabilities for remediation totaled $3.4 million and $3.3 million, respectively.

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

As of September 30, 2017 and December 31, 2016, we did not have accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

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

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended September 30, 2017
Affiliate revenues	$72.1	$58.5	$16.1	$-	$146.7
Net income (loss)	41.5	32.0	3.8	(0.8)	76.5
Net income (loss) attributable to Hess Midstream Partners LP	8.2	6.7	0.9	(0.8)	15.0
Depreciation expense	13.8	10.9	3.8	-	28.5
Interest expense	-	-	-	0.4	0.4
Adjusted EBITDA	55.3	42.9	7.6	(0.4)	105.4
Adjusted EBITDA attributable to Hess Midstream Partners LP	11.0	8.9	1.6	(0.4)	21.1
Capital expenditures	13.1	5.4	7.2	-	25.7

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
(in millions)
For the Three Months Ended September 30, 2016
Affiliate revenues	$50.2	$51.1	$19.0	$-	$120.3
Net income (loss)	21.7	26.3	0.4	-	48.4
Depreciation expense	10.2	11.0	3.5	-	24.7
Interest expense	-	-	-	-	-
Adjusted EBITDA	31.9	37.3	3.9	-	73.1
Capital expenditures	73.6	3.0	7.9	-	84.5

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Nine Months Ended September 30, 2017
Affiliate revenues	$198.8	$167.4	$49.1	$-	$415.3
Net income (loss)	110.4	90.9	8.7	(2.3)	207.7
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	15.2	12.1	1.4	(2.3)	26.4
Depreciation expense	39.9	32.7	11.2	-	83.8
Interest expense	-	-	-	0.9	0.9
Adjusted EBITDA	150.3	123.6	19.9	(1.4)	292.4
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	20.5	16.2	2.8	(1.4)	38.1
Capital expenditures	41.1	10.5	18.2	-	69.8

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
(in millions)
For the Nine Months Ended September 30, 2016
Affiliate revenues	$147.6	$148.0	$62.6	$-	$358.2
Net income (loss)	64.7	70.3	1.7	(1.4)	135.3
Depreciation expense	29.3	33.1	9.7	-	72.1
Interest expense	-	-	-	1.4	1.4
Adjusted EBITDA	94.0	103.4	11.4	-	208.8
Capital expenditures	139.4	33.1	12.8	-	185.3

Total assets for the reportable segments are as follows:

	September 30, 2017	December 31, 2016
(in millions)		Predecessor
Gathering	$1,261.2	$1,246.7
Processing and Storage	977.6	1,000.0
Terminaling and Export	327.3	327.7
Interest and Other	52.2	0.3
Total assets	$2,618.3	$2,574.7

Note 14.  Subsequent Event

On October 24, 2017, the board of directors of our general partner declared a quarterly cash distribution of $0.3107 per common unit for the quarter ended September 30, 2017, (see Note 8, Distributions).

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

•

Crude Oil Gathering. A crude oil gathering system located primarily in McKenzie, Williams, and Mountrail Counties, North Dakota, connecting Hess and third‑party owned or operated wells to the Ramberg Terminal Facility and the Johnson’s Corner Header System. The system also includes the Hawkeye Oil Facility that is not yet in service.

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

•

Johnson’s Corner Header System. An approximately six‑mile crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third parties and delivers crude oil to third‑party interstate pipeline systems. The Johnson’s Corner Header System commenced operations in the third quarter of 2017.

We refer to the assets owned by Gathering Opco, HTGP Opco and Logistics Opco collectively as our “joint interest assets.”

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2017 included:

•	Net income of $76.5 million, of which $15.0 million is attributable to the Partnership;
•	Net cash provided by operating activities of $101.2 million;
•	Adjusted EBITDA of $105.4 million, of which $21.1 million is attributable to the Partnership;
•	Distributable cash flow of $20.9 million;
•	Cash distribution of $0.3107 per unit, declared on October 24, 2017;
•	Successful completion of the Johnson’s Corner Header System project ahead of schedule and delivery of volumes from Hess and third parties into interstate pipelines south of the Missouri River;
•

Compared with prior‑year quarter, throughput volume increase of 10% for gas gathering, 5% for crude oil gathering, 9% for TGP processing and 39% for crude terminaling, driven by strong operating performance of the Partnership’s assets, increased third‑party volumes contracted with Hess and completion of the Johnson’s Corner Header System project;

•	Undrawn revolving credit facility with capacity of $300.0 million as of September 30, 2017.

For additional information regarding our non‑GAAP financial measures, see How We Evaluate Our Operations and Reconciliation of Non-GAAP Financial Measures below.

PART I – FINANCIAL INFORMATION (CONT’D)

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

Financing.  There are differences in the way we finance our operations as compared to the way our Predecessor historically financed its operations. Historically, our Predecessor’s operations were financed as part of Hess Infrastructure Partners’ integrated operations and our Predecessor was not charged for financing its operations. Our Predecessor largely relied on internally‑generated cash flows and capital contributions from Hess Infrastructure Partners to satisfy its capital expenditure requirements. We intend to make cash distributions to our unitholders at an initial minimum distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future expansion capital expenditures and acquisitions primarily from external sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based agreements with Hess, including third parties contracted with affiliates of Hess. These contracts promote cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. As a result of the decline in crude oil prices beginning in late 2014, Hess reduced its rig count to two rigs in the Bakken during 2016. During this time, minimum volume commitments provided minimum levels of cash flows and the fee recalculation mechanisms under the agreements supported cash flow stability. During the first quarter of 2017, Hess increased its rig count in the Bakken and is currently operating four rigs in the Bakken. The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by Hess in the Bakken, which, in turn, is ultimately dependent on Hess’s exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or Hess’s control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. Furthermore, our ability to execute our growth strategy in the Bakken will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Results of operations for the three months ended September 30, 2017 and 2016 are presented below. Unless otherwise noted herein, all results included in this report reflect the results of our Predecessor for accounting purposes, for periods prior to the closing of our IPO on April 10, 2017, as well as the results of the Partnership, for the period subsequent to the closing of the IPO (in millions, unless otherwise noted).

For the Three Months Ended September 30, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate	$72.1	$58.5	$16.1	$-	$146.7
Total revenues	72.1	58.5	16.1	-	146.7
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	16.0	15.3	8.3	-	39.6
Depreciation expense	13.8	10.9	3.8	-	28.5
General and administrative expenses	0.8	0.3	0.2	0.4	1.7
Total costs and expenses	30.6	26.5	12.3	0.4	69.8
Income (loss) from operations	41.5	32.0	3.8	(0.4)	76.9
Interest expense	-	-	-	0.4	0.4
Net income (loss)	$41.5	$32.0	$3.8	$(0.8)	$76.5
Less: net income (loss) attributable to noncontrolling interest	33.3	25.3	2.9	-	61.5
Net income (loss) attributable to Hess Midstream Partners	$8.2	$6.7	$0.9	$(0.8)	$15.0

Throughput volumes
Gas gathering (MMcf/d)(1)	229				229
Crude oil gathering (MBbl/d)(2)	61				61
TGP processing (MMcf/d)(1)		214			214
Crude terminals (MBbl/d)(2)			71		71
NGL loading (MBbl/d)(2)			13		13
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2016	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
Revenues
Affiliate	$50.2	$51.1	$19.0	$-	$120.3
Total revenues	50.2	51.1	19.0	-	120.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	16.7	13.5	14.7	-	44.9
Depreciation expense	10.2	11.0	3.5	-	24.7
General and administrative expenses	1.6	0.3	0.4	-	2.3
Total costs and expenses	28.5	24.8	18.6	-	71.9
Net Income (loss)	$21.7	$26.3	$0.4	$-	$48.4

Throughput volumes
Gas gathering (MMcf/d)(1)	208				208
Crude oil gathering (MBbl/d)(2)	58				58
TGP processing (MMcf/d)(1)		196			196
Crude terminals (MBbl/d)(2)			51		51
NGL loading (MBbl/d)(2)			13		13
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenue increased $21.9 million in the third quarter of 2017 compared to the third quarter of 2016, of which $12.1 million is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the third quarter of 2017, and $5.0 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016. In addition, $4.4 million of the increase is attributable to higher gas gathering and compression volumes, driven by completion of the Hawkeye Gas Facility in 2017, and additional third‑party volumes contracted with Hess and delivered to us. The remaining increase of $0.4 million is attributable to higher crude oil gathering volumes. Operating and maintenance expenses decreased $0.7 million, of which $1.5 million is attributable to lower compressors maintenance activity in the third quarter of 2017, $1.3 million is attributable to lower allocations to us from Hess, offset by $2.1 million higher property tax and insurance expense for new assets in service. Depreciation expense increased $3.6 million primarily due to the Hawkeye Gas Facility being brought into service in the first quarter of 2017. General and administrative expenses decreased $0.8 million primarily due to lower allocations to us from Hess.

Processing and Storage

Revenues increased $7.4 million in the third quarter of 2017 compared to the third quarter of 2016, of which $4.3 million of the increase is attributable to higher volumes processed through the Tioga Gas Plant primarily due to additional third‑party volumes contracted with Hess and delivered to us and $3.1 million of the increase is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016. Operating and maintenance expenses increased $1.8 million primarily attributable to higher maintenance activity at the Tioga Gas Plant in the third quarter of 2017. Depreciation expense and general and administrative expenses remained relatively flat compared to the same quarter last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues decreased $2.9 million in the third quarter of 2017 compared to the third quarter of 2016, of which $5.7 million of the decrease is attributable to lower tariff rates in 2017 compared to 2016 and $3.3 million of the decrease is attributable to reduced use of rail transportation and, as a result, lower rail transportation pass‑through revenue. Effective January 1, 2017, we amended our terminal and export services agreement with Hess, which resulted in a single fee for crude oil terminaling and export services. This amendment reduced our exposure to market variability in the cost of crude oil export transportation services, including rail and pipeline. Prior to this amendment, our terminal and export services agreement included separate fees for crude oil terminaling, crude oil rail loading and crude oil rail transportation. These decreases were offset by $4.1 million higher crude oil throughput volumes at our terminals, driven by completion of the Johnson’s Corner Header System project and increased third‑party volumes contracted with Hess and delivered to us, $1.3 million higher shortfall fees related to minimum volume commitments recognized in revenue in the third quarter of 2017, and $0.7 million higher NGL loading revenue. Operating and maintenance expenses decreased $6.4 million, of which $3.3 million is attributable to lower rail transportation costs due to lower rail export volumes, $2.6 million of the decrease is attributable to cancellation of the lease agreement for the older specification rail cars at the end of 2016, and $0.5 million is primarily attributable to lower rail car repair and crude loading costs. Depreciation expense and general and administrative expenses remained relatively flat compared to the same quarter last year.

Interest and Other

During the third quarter of 2017, we incurred $0.4 million of incremental general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical consolidated financial statements. Additionally, during the third quarter of 2017, we incurred $0.4 million of fees related to our revolving credit facility.

PART I – FINANCIAL INFORMATION (CONT’D)

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Results of operations for the nine months ended September 30, 2017 and 2016 are presented below. Unless otherwise noted herein, all results included in this report reflect the results of our Predecessor for accounting purposes, for periods prior to the closing of our IPO on April 10, 2017, as well as the results of the Partnership, for the period subsequent to the closing of the IPO (in millions, unless otherwise noted).

For the Nine Months Ended September 30, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate	$198.8	$167.4	$49.1	$-	$415.3
Total revenues	198.8	167.4	49.1	-	415.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	46.0	42.8	28.5	-	117.3
Depreciation expense	39.9	32.7	11.2	-	83.8
General and administrative expenses	2.5	1.0	0.7	1.4	5.6
Total costs and expenses	88.4	76.5	40.4	1.4	206.7
Income (loss) from operations	110.4	90.9	8.7	(1.4)	208.6
Interest expense	-	-	-	0.9	0.9
Net income (loss)	$110.4	$90.9	$8.7	$(2.3)	$207.7
Less: net income (loss) prior to the IPO on April 10, 2017	34.2	31.7	2.3	-	68.2
Less: net income (loss) attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	61.0	47.1	5.0	-	113.1
Net income (loss) attributable to Hess Midstream Partners subsequent to the IPO on April 10, 2017	$15.2	$12.1	$1.4	$(2.3)	$26.4

Throughput volumes
Gas gathering (MMcf/d)(1)	208				208
Crude oil gathering (MBbl/d)(2)	63				63
TGP processing (MMcf/d)(1)		193			193
Crude terminals (MBbl/d)(2)			63		63
NGL loading (MBbl/d)(2)			12		12
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2016	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
Revenues
Affiliate	$147.6	$148.0	$62.6	$-	$358.2
Total revenues	147.6	148.0	62.6	-	358.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	48.2	43.4	50.2	-	141.8
Depreciation expense	29.3	33.1	9.7	-	72.1
General and administrative expenses	5.4	1.2	1.0	-	7.6
Total costs and expenses	82.9	77.7	60.9	-	221.5
Income (loss) from operations	64.7	70.3	1.7	-	136.7
Interest expense	-	-	-	1.4	1.4
Net income (loss)	$64.7	$70.3	$1.7	$(1.4)	$135.3

Throughput volumes
Gas gathering (MMcf/d)(1)	204				204
Crude oil gathering (MBbl/d)(2)	58				58
TGP processing (MMcf/d)(1)		191			191
Crude terminals (MBbl/d)(2)			59		59
NGL loading (MBbl/d)(2)			13		13
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenue increased $51.2 million in the first nine months of 2017 compared to the same period in 2016, of which $32.9 million is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the first nine months of 2017 and $14.0 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016. In addition, $2.4 million of the increase is attributable to higher gas gathering and compression volumes, driven by the completion of the Hawkeye Gas Facility in 2017 and additional third‑party volumes contracted with Hess and delivered to us, partially offset by lower volumes in the first quarter of 2017 impacted by extreme winter weather conditions in North Dakota. The remaining increase in revenue of $1.9 million is attributable to higher crude oil gathering volumes through more well connects. Operating and maintenance expenses decreased $2.2 million primarily attributable to lower allocations to us from Hess of $5.3 million, partially offset by $2.6 million attributable to higher property tax and insurance expense for new assets in service and $0.5 million attributable to higher maintenance activity. Depreciation expense increased $10.6 million primarily due to the Hawkeye Gas Facility being brought into service in the first quarter of 2017. General and administrative expenses decreased $2.9 million primarily due to lower allocations to us from Hess.

Processing and Storage

Revenues increased $19.4 million in the first nine months of 2017 compared to the same period in 2016, of which $9.7 million is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the first nine months of 2017 and $8.5 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016. The remaining increase of $1.2 million is attributable to higher volumes processed through the Tioga Gas Plant, driven by completion of the Hawkeye Gas Facility in 2017 and additional third‑party volumes contracted with Hess and delivered to us, partially offset by lower volumes in the first quarter of 2017 impacted by extreme winter weather conditions in North Dakota. Operating and maintenance expenses, depreciation expense and general and administrative expenses modestly decreased compared to the same period last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues decreased $13.5 million in the first nine months of 2017 compared to the same period in 2016, of which $13.1 million of the decrease is attributable to lower tariff rates in 2017 compared to 2016 and $10.5 million attributable to reduced use of rail transportation and, as a result, lower rail transportation pass‑through revenues. These decreases were offset by $5.6 million shortfall fees related to minimum volume commitments recognized in revenue in the first nine months of 2017 and $4.5 million attributable to higher throughput volumes at our terminals, driven by completion of the Johnson’s Corner Header System project and increased third‑party volumes contracted with Hess and delivered to us. Operating and maintenance expenses decreased $21.7 million, of which $10.5 million of the decrease is attributable to lower rail transportation costs due to lower rail export volumes, $7.6 million of the decrease is attributable to cancellation of the lease agreement for the older specification rail cars at the end of 2016, $2.6 million primarily attributable to lower rail car repair and crude loading costs, and $1.0 million attributable to lower allocations to us from Hess. Depreciation expense increased $1.5 million primarily due to additional rail cars brought into service during the second quarter of 2016. General and administrative expenses remained relatively flat compared to the same period last year.

Interest and Other

Following the closing of the IPO, we incurred $1.4 million of incremental general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical consolidated financial statements. Interest expense decreased $0.5 million primarily due to write off of unamortized debt issuance costs in 2016 related to an expired revolving credit commitment.

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by (used in) operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(in millions)		Predecessor		Predecessor
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income (loss):
Net income (loss)	$76.5	$48.4	$207.7	$135.3
Plus:
Depreciation expense	28.5	24.7	83.8	72.1
Interest expense	0.4	-	0.9	1.4
Adjusted EBITDA	105.4	$73.1	292.4	$208.8
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	-		97.8
Adjusted EBITDA attributable to noncontrolling interest subsequent to the IPO on April 10, 2017 (a)	84.3		156.5
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$21.1		$38.1
Less:
Cash interest paid, net	0.2		0.4
Maintenance capital expenditures(b)	-		-
Distributable cash flow attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$20.9		$37.7

Reconciliation of Adjusted EBITDA attributable to Hess Midstream

   Partners LP and Distributable Cash Flow attributable to

   Hess Midstream Partners LP to net cash provided by

   (used in) operating activities:

Net cash provided by (used in) operating activities	$101.2		$279.0
Changes in assets and liabilities	4.1		13.1
Amortization of deferred financing costs	(0.2)		(0.4)
Unit-based compensation	(0.1)		(0.2)
Interest expense	0.4		0.9
Adjusted EBITDA	105.4		292.4
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	-		97.8
Adjusted EBITDA attributable to noncontrolling interest subsequent to the IPO on April 10, 2017 (a)	$84.3		$156.5
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$21.1		$38.1
Less:
Cash interest paid, net	0.2		0.4
Maintenance capital expenditures(b)	-		-
Distributable cash flow subsequent to the IPO on April 10, 2017	$20.9		$37.7

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

On October 24, 2017, we declared a quarterly cash distribution of $0.3107 per common and subordinated unit, to be paid on November 13, 2017 to unitholders of record on November 3, 2017.

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. We have the option to extend the revolving credit facility for two additional one‑year terms and to increase the overall capacity of the revolving credit facility by up to an additional $100.0 million subject to, among other things, the consent of the lenders. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership. As of September 30, 2017, the credit facility remained undrawn.

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

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $2.2 million for the first nine months of 2017 compared to the first nine months of 2016 due to an increase in revenues of $57.1 million and a decrease in expenses, other than depreciation, amortization and unit‑based compensation, of $26.5 million, offset by cash used from changes in working capital of $81.4 million.

Investing Activities. Cash flows used in investing activities decreased $86.1 million for the first nine months of 2017 compared to the first nine months of 2016, due to a decrease in capital expenditures primarily related to projects in our gathering business.

Financing Activities. Cash flows used in financing activities increased $40.6 million for the first nine months of 2017 compared to the first nine months of 2016 primarily related to higher distributions to unitholders and to Hess Infrastructure Partners of $50.6 million, offset by $10.0 million proceeds retained by the Partnership from the sale of common units.

PART I – FINANCIAL INFORMATION (CONT’D)

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

Capital expenditures for the first nine months of 2017 and 2016 were $69.8 million and $185.3 million, respectively. The decrease in capital expenditures is primarily attributable to completion of the Hawkeye Gas and Oil Facility projects in early 2017, partially offset by capital expenditures related to well tie-ins, additional compression at Tioga Gas Plant, expansion of rail car ladder tracks to accommodate increased NGL loading at the Tioga Rail Terminal and continued work on the Johnson’s Corner Header System.

The following table reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended
	September 30,
	2017	2016
(in millions)		Predecessor
Maintenance	$11.0	$3.6
Expansion	58.8	181.7
Total capital expenditures	69.8	185.3
(Increase) decrease in accrued liabilities	28.3	(1.1)
Additions to property, plant and equipment	$98.1	$184.2

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of September 30, 2017, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2017.

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

There was no change in internal control over financial reporting, as defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f), in the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Date:  November 9, 2017