Form 10-K
period 2017-12-31
Hess Midstream Partners LP
filed 2018-03-13
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-38050

Hess Midstream Partners LP

(Exact name of registrant as specified in its charter)

DELAWARE	36-4777695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 McKinney Street	77010
Houston, TX (Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code, is (713) 496-4200)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant amount to $346.2 million, computed using the outstanding common units and closing market price on June 30, 2017, the last business day of the registrants most recently completed second fiscal quarter.

At December 31, 2017, the registrant had 27,279,654 common units and 27,279,654 subordinated units outstanding.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This report contains forward‑looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward‑looking statements. Our forward‑looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance, and the costs of operating as a publicly traded partnership. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.

Unless otherwise stated or the context otherwise indicates, references in this report to “Predecessor,” “we,” “us” or like terms, when referring to periods prior to April 10, 2017, refer to Hess Midstream Partners LP Predecessor (“Predecessor”), our predecessor for accounting purposes. All references to “Hess Midstream Partners LP,” “the Partnership,” “us,” “our,” “we” or similar terms, when referring to periods after April 10, 2017, refer to Hess Midstream Partners LP, including its consolidated subsidiaries.

GLOSSARY OF TERMS

Throughout this report, the following company or industry specific terms and abbreviations are used:

Barrel: One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.

Bbl(s): Barrel(s).

Bbl/d: Barrels per day.

Boe: Barrel of oil equivalent.

Boe/d: Barrel of oil equivalent per day.

Btu: One British thermal unit—a measure of the amount of energy required to raise the temperature of a one‑pound mass of water one degree Fahrenheit at sea level.

Cf: Cubic foot or feet is a common unit of gas measurement. One standard cubic foot equals the volume of gas in one cubic foot measured at standard temperature (60 degrees Fahrenheit) and standard pressure (14.73 pounds standard per square inch).

CNG: Compressed natural gas.

Common carrier pipeline: A pipeline engaged in the transportation of crude oil, refined petroleum products or NGL as a common carrier for hire.

Crude oil: A mixture of hydrocarbons that exists in liquid phase in underground reservoirs.

Fractionation: Fractionation is accomplished by controlling the temperature and pressure of the stream of mixed NGL in order to take advantage of the different boiling points of separate components. NGL fractionation facilities separate mixed NGL streams into discrete components such as ethane, propane, normal butane, isobutane and natural gasoline.

IPO: Initial public offering.

Liquefied petroleum gas: A mixture of hydrocarbon gases commonly used as a fuel, including propane and butane.

Long tons: An imperial system of measurement equivalent to 2,240 pounds.

MBbl: One thousand barrels.

MBbl/d: One thousand barrels per day.

MBoe/d: One thousand barrels of oil equivalent per day.

Mcf: One thousand cubic feet.

Mgal/d: One thousand gallons per day.

MMcf/d: One million cubic feet per day.

NGL: Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

Psi: Pounds per square inch.

Psig: Pounds per square inch gauge.

RVP: Reid Vapor Pressure.

Sour gas: Natural gas that is relatively high in sulfur content, requiring additional processing to remove the sulfur.

Straddle plant: A plant that sits alongside of natural gas transmission pipelines to facilitate recovery of NGLs, after which the natural gas is recompressed and reinjected into the transmission lines.

Tcf: Trillion cubic feet.

Throughput: The volume of crude oil, natural gas, NGLs and refined petroleum products transported or passing through a pipeline, plant, terminal or other facility during a particular period.

Williston Basin: One of the largest structural-sedimentary basins in North America, spanning across North Dakota, South Dakota, Montana, Saskatchewan and Manitoba, with a surface area of approximately 143,000 square miles within the United States and multiple petroleum reservoirs.

Y‑grade: A classification used to describe the extent to which certain hydrocarbons can be stored at a specified pressure, making the hydrocarbon easier to move in a liquid state.

PART I

ITEMS 1 and 2.	BUSINESS AND PROPERTIES

Overview

We are a fee‑based, growth‑oriented, traditional master limited partnership formed by Hess Corporation (Hess) in 2014 to own, operate, develop and acquire a diverse set of midstream assets and provide fee‑based services to Hess and third‑party customers. Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we refer to collectively as the Bakken and which is one of the most prolific crude oil producing basins in North America. Hess has stated that it intends to use us as the primary midstream vehicle to support the growth of its Bakken production assets and grow its midstream business. We generate substantially all our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane.

In mid‑2015, Hess contributed certain of its existing midstream assets in the Bakken to Hess Infrastructure Partners LP (Hess Infrastructure Partners), a midstream energy joint venture in which Global Infrastructure Partners (GIP) purchased a 50% ownership interest for approximately $2.675 billion, representing an aggregate value for Hess Infrastructure Partners of approximately $5.35 billion.

Hess Infrastructure Partners contributed all of our initial assets to us upon closing of our IPO. The Partnership owns a 20% controlling interest in the contributed operating companies, while Hess Infrastructure Partners owns the remaining 80%, except for the Hess Mentor Storage Holding LLC, where we own 100%. In January 2018, we announced the formation of a 50/50 joint venture with Targa Resources Corp. (“Targa”) to construct a new gas processing plant.

Initial Public Offering

On April 10, 2017, we completed our initial public offering (IPO) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment options, representing 30.5% limited partner interests in the Partnership at a price to the public of $23.00 per unit. The IPO was pursuant to our Registration Statement on Form S‑1, as amended, filed with the Securities and Exchange Commission (SEC) and declared effective on April 4, 2017. Our common units are traded on the New York Stock Exchange (NYSE) under the symbol “HESM.”

We received net proceeds of $365.5 million, after deducting the underwriters’ discounts and structuring fees of approximately $25.4 million. The net proceeds were used to make a $349.5 million distribution to Hess and GIP, pay $3.9 million for the origination fees on our new revolver and $2.1 million for other IPO offering costs. In connection with the IPO, Hess Infrastructure Partners received 10,282,654 common units and 27,279,654 subordinated units, representing an aggregate 67.5% limited partner interest in the Partnership, all of the Partnership’s incentive distribution rights, a 2% general partner interest in the Partnership and an aggregate cash distribution of approximately $350.6 million. Hess Infrastructure Partners subsequently distributed all of the common units, subordinated units and $349.5 million of cash proceeds to Hess and GIP.

We conduct our business through three operating segments: (1) gathering, (2) processing and storage and (3) terminaling and export. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

We intend to expand our business by acquiring additional midstream assets from Hess Infrastructure Partners and third parties, including our right of first offer assets described below, capitalizing on organic growth opportunities in the Bakken and pursuing opportunities to add additional Hess and third‑party throughput volumes in the future. Hess Infrastructure Partners has agreed that, during the 10‑year period following the IPO, we will have the right to make an offer to purchase Hess Infrastructure Partners’ retained interests in Hess North Dakota Pipelines Operations LP, Hess TGP Operations LP and Hess North Dakota Export Logistics Operations LP (collectively, the “joint interest assets”). We refer to this right as our right of first offer. Hess Infrastructure Partners is under no obligation to offer to sell us any additional assets (other than our right of first offer assets, and then only if Hess Infrastructure Partners decides to dispose of such assets), and we are under no obligation to buy any additional assets from Hess Infrastructure Partners.

Organizational Structure

The following diagram depicts our organizational structure as of December 31, 2017.

Our Business and Properties

Gathering

Our gathering business consists of our 20% controlling economic interest in Hess North Dakota Pipelines Operations LP (Gathering Opco), which owns our North Dakota natural gas, NGL and crude oil gathering systems. The following sections describe in more detail these assets and the related services that we provide.

Natural Gas Gathering and Compression

A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant and third‑party pipeline facilities. This gathering system consists of approximately 1,200 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to 345 MMcf/d, including an aggregate compression capacity of 174 MMcf/d. Included within our natural gas gathering and compression system, the Hawkeye Gas Facility, located in McKenzie County, has the capability to compress approximately 50 MMcf/d of natural gas, extract imbedded NGLs and remove water vapor. The Hawkeye Gas Facility entered into operational service in the first quarter of 2017. The compressed gas and mixed NGLs are transported to the Tioga Gas Plant either as separate or combined streams for processing. Our gathering system capacity can be increased via installation of additional compression equipment.

Crude Oil Gathering

A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third‑party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System. The crude oil gathering system consists of approximately 400 miles of crude oil gathering pipelines with a current capacity of up to 161 MBbl/d.

Included within our crude oil gathering system is our Hawkeye Oil Facility, which is a crude oil pumping and truck unloading facility located in McKenzie County, North Dakota. The Hawkeye Oil Facility entered into operational service in the fourth quarter of 2017. The facility receives crude oil through pipeline and truck deliveries from Hess and third parties and transports it by pipeline to the Ramberg Terminal Facility. Total receipt capacity of the facility is 76 MBbl/d which can be filled solely through our crude oil gathering system or through a combination of our crude oil gathering system and truck unloading bays. The facility has six truck unloading bays with an aggregate capacity of 30 MBbl/d. The facility has a redelivery capability of 76 MBbl/d through a 12‑inch pipeline connected to the Ramberg Terminal Facility. The facility also has two crude oil storage tanks with a combined working storage capacity of 10 MBbls. Our gathering system capacity can be increased through the installation of additional pumping equipment.

The following table sets forth certain information regarding our gathering assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Gathering Assets

Asset (1)	Commodity	Description	Miles of Pipelines	Throughput Capacity	Third-Party and Affiliate Connections
Natural gas gathering pipelines	Natural gas NGLs	Natural gas and NGL gathering	1,200 miles	345 MMcf/d	Upstream: Hess and third-party wells Downstream: Tioga Gas Plant; third-party facilities
Natural gas compression	Natural gas NGLs	Gas compression; NGL extraction	-	174 MMcf/d (2)
Crude oil gathering pipelines	Crude oil	Crude oil gathering	400 miles	161 MBbl/d (3)	Upstream: Hess and third-party wells Downstream: Ramberg Terminal Facility; Tioga Rail Terminal; Johnson's Corner Header System
Hawkeye Oil Facility	Crude oil	Pump station; truck unloading	-	76 MBbl/d

(1)

Shown on a 100% basis. We own a 20% economic interest in Gathering Opco, which owns the natural gas gathering and compression assets and crude oil gathering assets. Hess Infrastructure Partners owns the remaining 80% economic interest in Gathering Opco.

(2)

The 174 MMcf/d capacity of our natural gas compression assets includes 50 MMcf/d of capacity at the Hawkeye Gas Facility and represents a portion of the 345 MMcf/d aggregate natural gas gathering pipelines capacity noted above.

(3)	Includes 76 MBbl/d of capacity at the Hawkeye Oil Facility.

Processing and Storage

Our processing and storage business consists of (i) a 20% controlling economic interest in Hess TGP Operations LP (HTGP Opco), which owns the Tioga Gas Plant, and (ii) a 100% interest in Hess Mentor Storage Holdings LLC (Mentor Holdings), which owns the Mentor Storage Terminal. The following sections describe in more detail these assets and the related services that we provide.

Tioga Gas Plant

The Tioga Gas Plant is located in Tioga, North Dakota, and consists of (i) a 250 MMcf/d state‑of‑the‑art cryogenic processing facility with full ethane extraction capabilities that produces low Btu, pipeline‑quality natural gas and (ii) a 60 MBbl/d fractionation facility with full NGL fractionation capabilities for ethane, propane, butane and natural gasoline. The plant receives natural gas produced from Hess‑operated and third‑party operated wells in the Bakken through our North Dakota gathering systems as well as third‑party gathering systems. The Tioga Gas Plant is one of the largest natural gas processing and fractionation plants in North Dakota. The plant is capable of processing sour gas and can recover up to 225 long tons per day of sulfur.

The plant was initially constructed in 1954. The plant subsequently underwent a large‑scale expansion, refurbishment and optimization project that was completed in late March 2014, during which a new cryogenic processing train with a current processing capacity of 250 MMcf/d was installed.

The plant includes the North Dakota Natural Gas Pipeline, an approximately 60‑mile 10.75‑inch residue gas pipeline that connects to the interstate Northern Border Pipeline near Cherry Creek in McKenzie County, North Dakota. This pipeline was constructed in 1992 and is capable of delivering 65 MMcf/d of residue gas to the Northern Border Pipeline at Cherry Creek and up to 25 MMcf/d of residue gas to gas lift operations in McKenzie and Williams Counties, North Dakota. The plant also has direct residue gas pipeline connections at the tailgate of the plant to both the Alliance Pipeline and the Williston Basin Interstate Pipeline. The total residue gas offtake capacity from the plant is approximately 190 MMcf/d, consisting of 65 MMcf/d to the Alliance Pipeline, 65 MMcf/d to the Northern Border Interstate Pipeline, 35 MMcf/d to the Williston Basin Interstate Pipeline and 25 MMcf/d to gas lift operations in McKenzie and Williams Counties.

The plant also includes four NGL truck loading racks with an aggregate loading capacity of 11 MBbl/d of propane to serve the local propane market, as well as 22 NGL bullet storage tanks and five NGL storage tanks with a combined shell capacity of approximately 36 MBbls of propane, 18 MBbls of butane and 34 MBbls of natural gasoline. The total NGL production capability of the plant is approximately 60 MBbl/d, with interconnections into the Vantage Pipeline, the Alliance Pipeline and interconnecting pipelines with our Tioga Rail Terminal. Additionally, the plant includes a CNG terminal that is capable of compressing approximately 2.5 MMcf/d of natural gas to 3,600 psig and loading in excess of 100 light duty CNG‑fueled vehicles and up to 10 CNG cylinder trailers per day for drilling and hydraulic fracturing operations, for a combined capacity of approximately 17,000 diesel equivalent gallons per day.

Mentor Storage Terminal

Our Mentor Storage Terminal consists of a propane storage cavern and a rail and truck loading and unloading facility located on approximately 40 acres in Mentor, Minnesota. The Mentor Storage Terminal has an aggregate working storage capacity of approximately 328 MBbls, consisting of an underground cavern with a working storage capacity of 324 MBbls and three above‑ground bullet storage tanks with an aggregate working storage capacity of approximately 4 MBbls. The terminal also has a dehydration facility, 11 rail unloading racks and two truck loading racks. The cavern and truck loading racks each have a propane injection and withdrawal capacity of approximately 6 MBbl/d.

The Mentor Storage Terminal, a mined cavern for liquefied petroleum gas, was constructed in 1962. The rock from which the cavern was constructed is classified as zoisite, a rare, marble‑like rock that has essentially no porosity or permeability, which makes it excellent for the purpose of liquid hydrocarbon storage. Constant underground temperature provides uniform operating conditions in the cavern.

Propane is received at the Mentor Storage Terminal by rail, and shipments and deliveries vary by season. Hess utilizes our propane storage services to mitigate the impact on its operations from seasonal variations in the demand for propane. As a result, at Hess’s direction, we generally fill the cavern with propane during the warmer months when demand for propane is low, and gradually withdraw propane from the cavern during colder months when demand is higher.

The following table sets forth certain information regarding our processing and storage assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Processing and Storage Assets

Asset	Commodity	Description	Throughput Capacity	Storage Capacity	Third-Party and Affiliate Connections
Tioga Gas Plant (1)	Natural gas	Cryogenic	250 MMcf/d	-	Upstream: Natural gas gathering systems Downstream: Third-party long-haul pipelines
	NGLs	Fractionation	60 MBbl/d	87 MBbls (2)	Downstream: Alliance Pipeline (propane); Vantage Pipeline (ethane); Tioga Rail Terminal; truck loading
	CNG	Compression	17 MGal/d (3)	-	Upstream: Tioga Gas Plant Downstream: Truck loading; light duty vehicles
Mentor Storage Terminal	Propane	Storage; rail and truck loading and unloading	6 MBbl/d	328 MBbls (4)	BNSF Railway; truck loading

(1)	Shown on a 100% basis. We own a 20% economic interest in HTGP Opco, which owns the Tioga Gas Plant. Hess Infrastructure Partners owns the remaining 80% economic interest in HTGP Opco.
(2)	Represents the aggregate above-ground shell storage capacity of storage tanks at the Tioga Gas Plant.
(3)	Represents diesel equivalent gallons.
(4)	Represents a working storage capacity of 324 MBbls at the storage cavern and an aggregate working capacity of 4 MBbls of above‑ground storage tanks at the Mentor Storage Terminal.

On January 25, 2018, we announced the formation of a 50/50 joint venture with Targa to construct a new 200 MMcf/d gas processing plant called Little Missouri Four (“LM4”). The new gas plant will be located at Targa’s existing Little Missouri facility, south of the Missouri River in McKenzie County, North Dakota. Plant construction activities are expected to be complete by the end of 2018. Our 50% interest in the joint venture will be held through Hess TGP Operations LP, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Upon completion of the new gas plant, we will have total processing capacity of 350 MMcf/d of gas in the Bakken, with export optionality north and south of the Missouri River.

Terminaling and Export

Our terminaling and export business consists of our 20% controlling economic interest in Hess North Dakota Export Logistics Operations LP (Logistics Opco), which owns the Ramberg Terminal Facility, the Tioga Rail Terminal, our crude oil rail cars and the Johnson’s Corner Header System. The following sections describe in more detail these assets and the related services that we provide.

Ramberg Terminal Facility

Our Ramberg Terminal Facility is a crude oil pipeline and truck unloading facility located in Williams County, North Dakota that receives crude oil by pipeline and truck from Hess and third parties and exports crude oil by transporting it by pipeline to our Tioga Rail Terminal for loading onto crude oil rail cars or by injecting it directly into third‑party interstate pipeline systems. Up to 131 MBbl/d of crude oil can enter the facility through our crude oil gathering system. Crude oil can also enter the facility through fourteen truck unloading bays with a combined truck unloading capacity of 67 MBbl/d. The facility has a combined pipeline and truck receipt capability of 198 MBbl/d.

The facility has a redelivery capability of up to 282 MBbl/d through the following pipelines:

•	a 14‑inch, ten‑mile crude oil pipeline with a current capacity of 136 MBbl/d that connects to the Tioga Rail Terminal;
•	two six‑inch crude oil pipelines with a combined capacity of 24 MBbl/d that connects to third‑party long‑haul pipelines;
•	one six‑inch and two eight‑inch crude oil pipelines with a combined capacity of 52 MBbl/d that connects to third‑party long‑haul pipelines; and
•	one ten‑inch crude oil pipeline with a capacity of 70 MBbl/d that connects to a third‑party long‑haul pipeline.

The Ramberg Terminal Facility was constructed in 2006 and expanded in 2016. The facility has a combined shell storage capacity of 39 MBbls, with an additional combined 240 MBbls of storage capacity with third parties.

Tioga Rail Terminal

A 140 MBbl/d crude oil and 30 MBbl/d NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.

The terminal can receive up to 30 MBbl/d of NGLs through three NGL pipelines connected to the Tioga Gas Plant, including: (i) an eight‑inch propane pipeline with a capacity of 36 MBbl/d; (ii) a six‑inch butane pipeline with a capacity of 16 MBbl/d; and (iii) a six‑inch mixed NGL pipeline with a capacity of 10 MBbl/d. The terminal also includes separate ladder tracks with track space for over 385 NGL rail cars and 16 NGL loading arms that commenced service in 2014. The NGL rail cars are leased by Hess and third parties.

The 140 MBbl/d crude oil loading facility includes a dual loop track with 21 crude oil loading arms that commenced service in 2011. The terminal loads crude oil rail cars owned by us and third parties. The terminal also has three crude oil storage tanks with a combined shell storage capacity of 287 MBbls. The terminal receives up to 30 MBbl/d of crude oil directly from our crude oil gathering system and through a 14‑inch crude oil pipeline connected to, and included as part of, our Ramberg Terminal Facility.

The terminal is capable of loading crude oil unit trains, which are dedicated trains (typically ranging from approximately 100 to 110 cars) chartered for a single delivery destination that usually receive priority scheduling and result in a more cost‑effective method of shipping than standard rail shipment.

The terminal has a direct rail connection to the BNSF Railway, which in turn connects to the Union Pacific, CSX, Norfolk Southern and other Class 1 railroads. From the BNSF Railway, rail cars enter the Tioga Rail Terminal to be loaded with crude oil. Crude oil loaded onto rail cars at the terminal may be transported to various delivery points in the East Coast, West Coast and Gulf Coast regions of the United States. The terminal receives NGLs for loading onto rail cars for transportation to various delivery points at North American destinations.

Crude Oil Rail Cars

We own a total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars, with which we provide crude oil transportation services to Hess from the Tioga Rail Terminal to various delivery points in the East Coast, West Coast and Gulf Coast regions of the United States. Our crude oil rail cars were constructed between April 2015 and October 2015 to the most recent DOT‑117 safety standards. The effective capacity of the crude oil rail cars depends on round‑trip times to destination. Over the past two years through December 31, 2017, the average round‑trip duration was approximately 10 days and, based on this, the aggregate working capacity of our crude oil rail cars is approximately 37 MBbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 93%, or approximately 677 Bbls per car.

Johnson’s Corner Header System

The Johnson’s Corner Header System is a crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third parties and delivers crude oil to third‑party interstate pipeline systems. It has a delivery capacity of approximately 100 MBbl/d of crude oil at commissioning. The Johnson’s Corner Header System entered into operational service in the third quarter of 2017.

The following table sets forth certain information regarding our terminaling and export assets, which operate under a long‑term, fee‑based commercial agreement with Hess:

Terminaling and Export Assets

Asset (1)	Commodity	Description	Throughput Capacity	Storage Capacity	Third-Party and Affiliate Connections
Ramberg Truck Facility	Crude oil	Truck unloading bays; pipeline connections	282 MBbl/d (2)	39 MBbls (3)	Upstream: Crude oil gathering system Downstream: Tioga Rail Terminal connection; third-party long-haul pipelines
Tioga Rail Terminal	Crude oil NGLs	Dual loop Ladder track	140 MBbl/d 30 MBbl/d	287 MBbls (4)	Upstream: Crude oil gathering system; Tioga Gas Plant; Ramberg Terminal Facility Downstream: BNSF Railway
Crude oil rail cars	Crude oil	Rail cars (5)	37 MBbl/d (6)	-
Johnson's Corner Header System	Crude oil	Pipeline connections	100 MBbl/d (7)	-	Upstream: Crude oil gathering system; third-party gathering systems Downstream: Third-party long-haul pipelines

(1)

Shown on a 100% basis. We own a 20% economic interest in Logistics Opco, which owns the Ramberg Terminal Facility, the Tioga Rail Terminal, the crude oil rail cars and the Johnson’s Corner Header System. Hess Infrastructure Partners owns the remaining 80% economic interest in Logistics Opco.

(2)	Represents the aggregate redelivery capacity of the Ramberg Terminal Facility.
(3)	Represents the aggregate above-ground shell storage capacity of storage tanks at the Ramberg Terminal Facility.
(4)	Represents the aggregate above-ground shell storage capacity of storage tanks at the Tioga Rail Terminal.
(5)

We own a total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars. Our crude oil rail cars have been constructed to DOT‑117 standards.

(6)

Over the past two years through December 31, 2017, the average round‑trip duration was approximately 10 days and, based on this, the aggregate working capacity of our crude oil rail cars is approximately 37 Mbbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 93%, or approximately 677 Bbls per car.

(7)	Represents the aggregate redelivery capacity of the Johnson’s Corner Header System, which entered into service in the third quarter of 2017.

Right of First Offer Assets

Upon the closing of the IPO, we entered into an omnibus agreement with Hess and Hess Infrastructure Partners under which Hess Infrastructure Partners granted us a right of first offer, for a period of ten years after the closing of the IPO, to acquire its retained interests in our joint interest assets. Our right of first offer assets include the following:

•	Hess Infrastructure Partners’ 80% economic interest and 49% voting interest in Gathering Opco;
•	Hess Infrastructure Partners’ 80% economic interest and 49% voting interest in HTGP Opco; and
•	Hess Infrastructure Partners’ 80% economic interest and 49% voting interest in Logistics Opco.

The consideration to be paid by us for our right of first offer assets, as well as the consummation and timing of any acquisition by us of those assets, would depend upon, among other things, the timing of Hess Infrastructure Partners’ decision to sell those assets and our ability to successfully negotiate a price and other mutually agreeable purchase terms for those assets.

Our Commercial Agreements with Hess

We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term and is dated effective January 1, 2014. We have the unilateral right to extend each commercial agreement for one additional 10‑year term. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms. We believe these commercial agreements provide us with stable and predictable cash flows and minimal direct exposure to commodity prices.

Under these commercial agreements, we provide gathering, compression, processing, fractionation, storage, terminaling, loading and transportation services to Hess, and Hess is obligated to provide us with minimum throughput volumes. The following table sets forth additional information regarding our commercial agreements with Hess:

					Remaining	Renewal
	Hess Minimum Volume Commitment(1)			Initial Term	Initial Term	Term
Agreement	2018	2019	2020	(years)(2)	(years)(2)	(years)(3)
Gas Gathering Agreement - MMcf of gas	255	232	279	10	6	10
Crude Oil Gathering Agreement - MBbl/d of crude oil	114	104	119	10	6	10
Gas Processing and Fractionation Agreement - MMcf/d of gas	220	214	263	10	6	10
Terminaling and Export Services Agreement(4) - MBbl/d of crude oil	80	127	141	10	6	10

(1)

Hess’s minimum volume commitments under our gathering agreements, gas processing and fractionation agreement and terminaling and export services agreement are equal to 80% of Hess’s nominations in each development plan and apply on a three-year rolling basis. Hess’s minimum volume commitments are calculated quarterly, and the amounts reflected are annual averages of each year’s quarterly minimum volume commitments. The amounts under the gathering agreements also reflect the aggregate annual averages of the quarterly minimum volume commitments on our gathering subsystems.

(2)	Each of our commercial agreements is effective as of January 1, 2014.
(3)

We have the unilateral right to extend each commercial agreement for one additional 10‑year term. Thereafter, each commercial agreement will renew automatically for successive annual periods until terminated by either party.

(4)	The terminal and export services agreement covers the Ramberg Terminal Facility, the Tioga Rail Terminal, our crude oil rail cars and the Johnson’s Corner Header System.

For the year ended December 31, 2017, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements.

Regulation of Our Operations

Environmental Regulation

General

Our operations are subject to extensive and frequently‑changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.

Air Emissions and Climate Change

Our operations are subject to the Clean Air Act and its regulations and comparable state and local statutes and regulations in connection with air emissions from our operations. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies.

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our pipeline and storage facilities. The impact of future legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, all of which could have an adverse impact on our financial position, results of operations and liquidity.

These air emissions requirements also affect Hess’s Bakken operations from which we receive substantially all of our revenues. Hess has been required in the past, and may be required in the future, to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Hess, they could have a material effect on our business and results of operations.

Legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements effective as of January 2010 to report emissions of greenhouse gases to the EPA, and state actions to develop and implement statewide or regional programs, each of which require or could require reductions in our greenhouse gas emissions or those of Hess. Requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect Hess’s Bakken operations and may have an indirect effect on our business, financial condition and results of operations.

Further, the EPA has proposed and may adopt further regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. For example, in May 2016 the EPA finalized new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities, and required oil and gas companies to find and repair fugitive methane leaks. In June 2017, under the new Trump Administration, the EPA placed a 90‑day stay on portions of the rule, including as it relates to fugitive emissions, which was vacated in July 2017. The EPA proposed a rulemaking in July 2017 to stay the requirements of the rule for a period of two years and to revisit implementation of the rule entirely. The EPA has not yet published a final rule, but, as a result of these developments, future implementation of the rule is uncertain at this time. Similarly, in June 2017, the Bureau of Land Management announced an internal review of its November 2016 rule to address methane emissions from crude oil and natural gas sources by limiting venting, flaring and leaking, and postponement of the compliance deadline pending such review. In December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 rule until January 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. In February 2018, the federal District Court of Northern California issued a preliminary injunction preventing the BLM from suspending the implementation of certain parts of its November 2016 rule. Congress continues to periodically consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by EPA or a limitation on EPA’s authority to regulate greenhouse gases, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

In addition to potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. While significant uncertainty exists as to future regulation of methane or other greenhouse gas emissions under the Clean Air Act or other local, regional, or international regulatory regimes, the impact of future regulatory and legislative developments, if adopted or enacted, including any cap-and-trade program, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting Hess’s facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

Waste Management and Related Liabilities

To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed.

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste and use substances that fall within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites contaminated by hazardous substances. Pursuant to our omnibus agreement, Hess will indemnify us and will fund all of the costs of required remedial action for our known historical and legacy spills and releases and, subject to a deductible of $100,000 per claim, for spills and releases, if any, that were existing but unknown at the time of closing of our IPO to the extent such existing but unknown spills and releases are identified within five years after closing of our IPO. There is a $15 million limit (inclusive of any punitive, special, indirect or consequential damages) on the amount for which Hess will indemnify us for environmental liabilities under the omnibus agreement once we meet the deductible.

RCRA. We also generate solid wastes, including hazardous wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non‑hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non‑hazardous wastes. Any changes in the regulations for treatment, storage or disposal of RCRA‑regulated waste could increase our maintenance capital expenditures and operating expenses. We continue to seek methods to minimize the generation of hazardous wastes in our operations.

Hydrocarbon wastes. We currently own and lease, and Hess has in the past owned and leased, properties where hydrocarbons have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent further contamination.

Indemnity under the omnibus agreement. Under the omnibus agreement, Hess Infrastructure Partners will indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before the closing of our IPO, subject to a deductible of $100,000 per claim. There is a $15 million limit (inclusive of any punitive, special, indirect or consequential damages) on the amount for which Hess Infrastructure Partners will indemnify us for environmental liabilities under the omnibus agreement once we meet the deductible. We will not be indemnified for any future spills or releases of hydrocarbons or hazardous materials at our facilities, nor for any other environmental liabilities resulting from our own operations. In addition, we have agreed to indemnify Hess Infrastructure Partners for events and conditions associated with the ownership or operation of our assets due to occurrences after the closing of our IPO and for environmental liabilities related to our assets to the extent Hess Infrastructure Partners is not required to indemnify us for such liabilities. Liabilities for which we will indemnify Hess Infrastructure Partners pursuant to the omnibus agreement are not subject to a deductible before Hess Infrastructure Partners is entitled to indemnification. There is no limit on the amount for which we will indemnify Hess Infrastructure Partners under the omnibus agreement. As a result, we may incur such expenses in the future, which may be substantial.

Water

Our operations can result in the discharge of pollutants, including crude oil. Regulations under the Clean Water Act, or CWA, the Oil Pollution Act of 1990, or OPA‑90, and state laws impose regulatory burdens on our operations. Spill prevention control and countermeasure requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture or leak. For example, the Clean Water Act requires us to maintain Spill Prevention Control and Countermeasure, or SPCC, plans at many of our facilities. We maintain discharge permits for facilities required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented systems to oversee our compliance efforts.

In addition, the transportation and storage of crude oil over and adjacent to water involves risk and subjects us to the provisions of OPA‑90 and related state requirements. Among other requirements, OPA‑90 with the National Contingency Plan requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA‑90 requires the responsible company to pay resulting removal costs and damages. OPA‑90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA‑90 and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements.

Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the U.S. Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

Employee Safety

We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens.

Endangered Species Act

The Endangered Species Act restricts and carries civil and criminal liability for activities that may affect endangered species or their habitats. At the federal level, the law is administered by the Fish and Wildlife Service. While some of our facilities are in areas that may be designated as habitat for endangered species, we have not incurred any material costs to comply or restrictions on our operations. However, the discovery of previously unidentified endangered species or designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Other Regulation

Rail Regulation

In the wake of derailments several years ago, the Federal Railroad Administration, or FRA, of the U.S. Department of Transportation, or DOT, and the DOT’s Pipeline Hazardous Materials Safety Administration, or PHMSA, issued several Safety Advisories and Emergency Orders directing offerors and rail carriers to take additional precautionary measures to enhance the safe shipment of bulk quantities of crude oil.  In January 2014, the Secretary of Transportation and the heads of PHMSA, the Federal Motor Carrier Safety Administration, and the FRA met with oil and rail industry leaders to develop strategies to prevent train derailments and reduce the risk of fire. As a result of those meetings, the DOT and railroads agreed in February 2014 to certain voluntary measures designed to enhance the safety of crude oil shipments by rail, which included lowering speed limits for crude oil trains traveling in high‑risk areas, studying the potential for modifying routes to avoid such high-risk areas, increasing the frequency of track inspections, and improving the training of railroad employees and certain emergency responders.

In May 2015, DOT finalized new regulations applicable to “high hazard flammable trains.”  The final rule created a new North American tank car standard known as the DOT Specification 117, or DOT‑117, rail car with thicker steel and redesigned bottom outlet valves, compared to the DOT‑111 tank car.  The rule also included a schedule for the phase-out or upgrade of non‑jacketed DOT‑111 tank cars in Packing Group 1 service. Challenges to the final rule have already been filed in federal court and with DOT, including a challenge by railroad industry groups like the American Association of Railroads or the AAR. In addition, the adoption of additional federal, state or local laws or regulations, including any voluntary measures by the rail industry regarding railcar design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could similarly affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of rail cars, locomotives or labor, weather‑related problems, flooding, drought, derailments, mechanical difficulties, strikes, lockouts or bottlenecks, or other force majeure events could adversely impact our customers’ ability to move their product and, as a result, could affect our business. Currently, all of the rail cars in our fleet are DOT‑117 rail cars that meet the technical requirements of the final DOT rule.

The adoption of additional federal, state or local laws or regulations, including any voluntary measures by the rail industry regarding railcar design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of rail cars, locomotives or labor, weather‑related problems, flooding, drought, derailments, mechanical difficulties, strikes, lockouts or bottlenecks, or other force majeure events could adversely impact our customers’ ability to move their product and, as a result, could affect our business.

Pipeline Regulation

Section 1(b) of the Natural Gas Act, or the NGA, exempts natural gas gathering facilities from regulation by FERC under the NGA. Although FERC has not made formal determinations with respect to all of our natural gas gathering facilities upstream of the Tioga Gas Plant, we believe that the natural gas pipelines in our gathering systems meet the traditional test FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC- regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility is not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the Natural Gas Policy Act, or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of administrative, civil or criminal penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by FERC.

In addition, should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,238,271 per day for each violation and disgorgement of profits associated with any violation.

We believe that the crude oil and NGL pipelines in our gathering system are not subject FERC tariff requirements under the Interstate Commerce Act because they fall outside FERC’s tariff jurisdiction. The distinction between FERC‑regulated interstate crude or NGLs transportation is a case‑by‑case determination. If FERC were to determine that any of our crude oil or NGL pipelines were providing interstate transportation subject to tariff requirements, the rates for, and terms and conditions of, transportation services provided by such pipelines would be subject to regulation by FERC under the ICA. Such FERC regulation could decrease revenue, increase operating costs, and, depending on the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and criminal remedies and civil penalties.

State regulation of gathering facilities and intrastate transportation pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint‑based rate regulation. Other state regulations may not directly apply to our business, but may nonetheless affect the availability of natural gas, crude oil and NGLs for purchase, compression and sale.

Safety and Maintenance

Our terminal operations, including associated pipelines, are subject to increasingly strict safety laws and regulations, including regulations under OSHA and comparable state and local regulations. Our terminal facilities are operated in a manner consistent with industry safe practices and standards and have fire protection in compliance with local, state and federal regulations. The tanks designed for crude oil storage at our terminals are equipped with appropriate controls that minimize emissions and promote safety. Our terminal facilities have response plans, spill prevention and control plans and other programs to respond to emergencies. Generally, rail operations are subject to federal regulations and AAR rules.

The transportation and storage of crude oil and other hydrocarbon products involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The DOT, through the PHMSA and state agencies, enforce safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. The PHMSA requires pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high‑consequence areas, or HCAs, defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. The regulations require operators, including us, to (i) perform ongoing assessments of pipeline integrity, (ii) identify and characterize applicable threats to pipeline segments that could impact a HCA, (iii) improve data collection, integration and analysis, (iv) repair and remediate pipelines as necessary and (v) implement preventive and mitigating actions. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. The PHMSA’s regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel. On October 13, 2015, PHMSA issued a proposed rule that would significantly increase the number of miles of pipelines subject to the integrity management requirement. The proposed rule would also increase the responsibilities and obligations for hazardous liquid (including crude oil, condensate, natural gas, natural gas liquids, and liquefied natural gas) pipeline operators that are already subject to integrity management requirements. In April 2016, PHMSA published a proposed rulemaking that would expand integrity management requirements and impose new pressure testing requirements on currently regulated gas transmission pipelines. The proposal would also significantly expand the regulation of gas gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits, and other requirements. PHMSA has not yet finalized such natural gas pipeline regulations. The scope and timing of such final natural gas pipeline regulations are uncertain at this time. On January 13, 2017, PHMSA issued a final rule amending its proposed hazardous liquid pipeline regulations, imposing stricter standards on operators for determining how to repair aging and high‑risk infrastructure, and increasing the frequency of tests to assess the condition of pipelines. Under the final rule, the revised regulations are to take effect six months after the date of publication in the Federal Register. However, on January 20, 2017, the Assistant to the President and Chief of Staff for the White House issued a memorandum to the heads of all federal executive departments and agencies instructing the agencies to withdraw regulations that have been sent to the Office of the Federal Register, but that have not yet been published, so that they can be reviewed and approved by the new administration. It is not clear at this time whether further amendments will be made to the hazardous liquid pipeline regulations, and/or when such hazardous liquid pipeline regulations will be implemented.

In addition, PHMSA recently published an advisory bulletin providing guidance on verification of records related to pipeline maximum operating pressure.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. In 2013, the PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Effective April 27, 2017, those maximum civil penalties were increased to $209,002 per violation per day, with a maximum of $2,090,022 for a series of violations, to account for inflation. The PHMSA also recently published an advisory bulletin providing guidance on verification of records related to pipeline maximum operating pressure.

States are largely preempted by federal law from regulating pipeline safety for interstate lines but most states are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for facility design and management in addition to requirements for pipelines. Our internal review of our assets and operations revealed small pipelines or sections of facilities that may be subject to PHMSA regulation. Although no material proceedings are pending, PHMSA may initiate proceedings with respect to any non-compliance at a future date. Nevertheless, we do not expect these developments to have a material effect on our operations or revenues.

We inspect our pipelines to determine their condition and use the inspection information to evaluate appropriate preventative maintenance activities to ensure line integrity and safety. Our inspections sometimes include the use of internal line inspection tools that provide information on the physical condition of our pipelines.

On December 9, 2014, the North Dakota Industrial Commission, or NDIC, issued Order No. 25417, which requires producers in a Bakken, Bakken/Three Forks, Three Forks or Sanish pool, which the order refers to as the Bakken Petroleum System, effective April 1, 2015, to heat their produced fluids to a specified minimum temperature prior to separation. If producers cannot meet minimum heat treatment conditions, they must demonstrate that their crude oil has a vapor pressure no greater than 13.7 psi. The order also requires operators of transload rail facilities to notify the NDIC of any crude oil received from the Bakken Petroleum System that violates federal crude oil safety standards. Our commercial agreements with Hess contain product quality specification limits. However, if new or more stringent federal, state or local legal restrictions relating to the quality specification of crude oil or to crude oil transportation are adopted in areas where Hess and our other customers operate, Hess and our other customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our midstream services.

Security

The Department of Homeland Security’s, or DHS, Chemical Facility Anti‑Terrorism Standards are designed to regulate the security of high‑risk chemical facilities. The DHS issued an interim final rule in April 2007 regarding risk‑based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping and protection of chemical‑terrorism vulnerability information. We have an internal program of inspection designed to monitor and enforce compliance with all of these requirements.

While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered in the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. We currently are implementing our own cyber security programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber‑attack could have a material adverse effect on our operations and those of our customers.

Since the September 11, 2001, terrorist attacks on the United States, the U.S. government has issued warnings that energy infrastructure assets may be future targets of terrorist organizations. These developments have subjected our operations to increased risks. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Where required by federal, state or local laws, we have prepared security plans for the storage and distribution facilities we operate. Terrorist attacks aimed at our facilities and any global and domestic economic repercussions from terrorist activities could adversely affect our financial condition, results of operations and cash available for distribution to our unitholders. For instance, terrorist activity could lead to increased volatility in prices for the products we handle.

Title to Properties and Permits

Certain of the pipelines connecting our facilities are constructed on rights‑of‑way granted by the apparent record owners of the property and in some instances these rights‑of‑way are revocable at the election of the grantor. In several instances, lands over which rights‑of‑way have been obtained could be subject to prior liens that have not been subordinated to the right‑of‑way grants. We have obtained permits from public authorities to cross over or under, or to lay pipelines in or along, watercourses, county roads, municipal streets and state highways and, in some instances, these permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.

We believe that we have satisfactory title to all of the assets that have been contributed to us at the closing of our IPO. Under our omnibus agreement, Hess Infrastructure Partners agreed to indemnify us for certain title defects and for failures to obtain certain consents and permits necessary to conduct our business.

Other Items

Competition

As a result of our contractual relationship with Hess under our commercial agreements and our direct connections to Hess’s production operations in the Williston Basin, we believe that our facilities will not face significant competition from other midstream service providers for Hess’s crude oil, natural gas or NGLs or for midstream services relating to Hess Infrastructure Partners’ gathering operations and Hess’s production operations in the Bakken.

If Hess’s production volumes decrease or if Hess’s customers reduce their purchases of crude oil, natural gas and NGLs from Hess due to the increased availability of less expensive products from other suppliers or for other reasons, Hess may meet only the minimum volumes requirements of our commercial agreements (or pay the shortfall fee if it does not meet the minimum volumes), which could cause a material decrease in our revenues.

Seasonality

The crude oil, natural gas and NGLs that we handle, process and store are directly affected by the level of supply and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets. For example, we generally fill the storage cavern at our Mentor Storage Terminal with propane during the warmer months when demand for propane is low, and gradually withdraw propane from the cavern during the colder months when demand is higher. However, we believe that many effects of seasonality on our revenues are substantially mitigated through the use of our fee-based commercial agreements with Hess that include minimum volume commitments.

Insurance

Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We are insured under certain of Hess’s corporate insurance policies and are subject to the shared deductibles and limits under those policies. We also carry insurance policies separate from Hess for business interruption, certain property damage and third-party liabilities, which includes sudden and accidental pollution liabilities, at varying levels of deductibles and limits that we believe are reasonable and prudent under the circumstances to cover our operations and assets. As we continue to grow, we will continue to evaluate our policy limits and deductibles as they relate to the overall cost and scope of our insurance program.

Employees

We are managed and operated by the board of directors and executive officers of Hess Midstream Partners GP LLC, the general partner of our general partner. Neither we nor our subsidiaries have any employees. Hess Midstream Partners GP LLC, as the general partner of our general partner, has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner including Hess. As of December 31, 2017, Hess Midstream Partners GP LLC and its affiliates had approximately 176 full‑time equivalent employees supporting our operations, including employees in the field performing services and support staff from other offices.

Office

The principal office of our Partnership is located at 1501 McKinney Street, Houston, Texas 77010.

Website Access to Our Reports

We make available free of charge through our website at www.hessmidstream.com, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference in this report. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the Audit Committee charter are available on our website and are also available free of charge upon request to Investor Relations at our principal executive office. We also file with the New York Stock Exchange (NYSE) an annual certification that our Chief Executive Officer is unaware of any violation of the NYSE’s corporate governance standards.

ITEM 1A.	RISK FACTORS

Our business activities and the value of our securities are subject to significant risks, including the risk factors described below. These risk factors could negatively affect our operations, financial condition, liquidity and results of operations, and as a result, holders and purchasers of our securities could lose part or all of their investments. It is possible that additional risks relating to our securities may be described in a prospectus if we issue securities in the future.

Risks Related to Our Business

Hess currently accounts for substantially all of our revenues. If Hess changes its business strategy, is unable for any reason, including financial or other limitations, to satisfy its obligations under our commercial agreements, our revenues would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be materially and adversely affected.

For the year ended December 31, 2017, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. We expect that we will continue to derive substantially all of our revenues under multiple commercial agreements with Hess and any event, whether in our areas of operation or elsewhere, that materially and adversely affects Hess’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Hess, the most significant of which include the following:

•	the effects of changing commodity prices and production margins;
•	Hess’s ability to successfully increase its Bakken production;

•	the inherent uncertainties in estimating quantities of proved reserves and the possibility that actual Bakken production may be lower than estimated;
•	changing laws and regulations and other governmental actions;
•	substantial capital requirements and Hess’s ability to obtain needed financing on satisfactory terms, if at all;
•	political instability in areas where Hess operates that can adversely affect Hess’s business;
•	environmental risks and environmental laws and regulations that can result in significant costs and liabilities;
•	climate change initiatives that can result in significant operational changes and expenditures, reduced demand for Hess’s products and adversely affect Hess’s business;
•	catastrophic events, whether naturally occurring or man-made, may materially affect Hess’s operations and financial condition;
•	significant time delays between the estimated and actual occurrence of critical events associated with Hess’s development projects may result in material negative economic consequences;
•

departure of key members from Hess’s senior management team, and/or difficulty in recruiting and retaining adequate numbers of experienced technical personnel, could negatively impact Hess’s ability to deliver on its strategic goals;

•

Hess’s dependency on oilfield service companies for items including drilling rigs, equipment, supplies and skilled labor and its ability to secure these services, or a high cost thereof, may result in material negative economic consequences; and

•	Cyber‑attacks targeting computer, telecommunication systems, and infrastructure used by the oil and gas industry that may materially impact Hess’s business and operations.

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.

In order to support the payment of the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, we must generate distributable cash flow of approximately $16.7 million per quarter, or approximately $66.8 million per year, based on the number of common units and subordinated units and the general partner interest outstanding as of December 31, 2017. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volumes of crude oil, natural gas and NGLs that we handle on our assets;
•	the fees with respect to volumes that we handle on our assets;
•	the level of competition from other midstream energy companies in our geographic markets; and
•	outages at our facilities caused by mechanical failure, maintenance, construction and other similar activities.

In addition, the actual amount of distributable cash flow we generate will also depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to Hess, which are not subject to any caps or other limits, in respect of those expenses;
•	the level of capital expenditures we make;
•	the cost of acquisitions, if any;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	restrictions contained in our revolving credit facility and other debt instruments;
•	our debt service requirements and other liabilities;
•	the amount of cash reserves established by our general partner;
•	changes in commodity prices; and
•	other business risks affecting our cash levels.

Hess may suspend, reduce or terminate its obligations under our commercial agreements in certain circumstances, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our commercial agreements with Hess include provisions that permit Hess to suspend or terminate its obligations under the applicable agreement if certain events occur. These events include our failure to perform or comply with a material warranty, covenant or obligation under the applicable commercial agreement following the expiration of a specified cure period. In addition, Hess may suspend or reduce its obligations under our commercial agreements if a force majeure event prevents us from performing required services under the applicable agreement. Hess has the ability to make such decisions notwithstanding the fact that they may significantly and adversely affect us. Any such reduction or suspension or termination of Hess’s obligations would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Because of the natural decline in production from existing wells in our areas of operation, our success depends, in part, on Hess and other producers replacing declining production and also on our ability to secure new sources of natural gas and crude oil. Any decrease in the volumes of natural gas or crude oil that we handle could adversely affect our business and operating results.

The natural gas and crude oil volumes that support our business depend on the level of production from natural gas and crude oil wells connected to our facilities, which may be less than expected and will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels at our facilities, Hess and other producers for which we currently or in the future may handle volumes at our facilities must replace declining production, or we must obtain new sources of natural gas and crude oil. The primary factors affecting our ability to obtain non‑dedicated sources of natural gas and crude oil include (i) the level of successful drilling activity in our areas of operation, (ii) our ability to compete for volumes from successful new wells and (iii) our ability to compete successfully for volumes from sources connected to other pipelines.

We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over Hess or other producers or their drilling or production decisions, which are affected by, among other things:

•	the availability and cost of capital;
•	prevailing and projected crude oil, natural gas and NGL prices;
•	demand for crude oil, natural gas and NGLs;
•	levels of reserves;
•	geological considerations;
•	environmental or other governmental regulations, including the timely availability of drilling permits and the regulation of hydraulic fracturing and flaring; and
•	the availability of drilling rigs and other costs of production and equipment.

Fluctuations in commodity prices can also greatly affect the development of crude oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Declines in crude oil and natural gas prices could have a negative impact on exploration, development and production activity, and if sustained, could lead to a material decrease in such activity. For example, as a result of the decline in crude oil prices beginning in late 2014, Hess reduced its rig count to two rigs in the Bakken by the end of 2016. Hess operated an average of four rigs in the Bakken during 2017; however, total Bakken rig count continues to fluctuate. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our assets.

Because of these and other factors, even if crude oil and natural gas reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain the current levels of throughput on our systems, those reductions could reduce our revenues and cash flow and adversely affect our ability to make cash distributions to our unitholders.

Our success depends on our ability to attract and maintain customers in a limited number of geographic areas.

Substantially all of our assets are located in the Bakken, and we initially intend to focus our future capital expenditures largely on developing our business in that area. As a result, our financial condition, results of operations and cash flows are significantly dependent upon the demand for our services in that area. Due to our focus on the Bakken, an adverse development in crude oil or natural gas production from that area would have a significantly greater impact on our financial condition and results of operations than if we spread expenditures more evenly over a wider geographic area. For example, a change in the rules and regulations governing operations in or around the Bakken could cause Hess or other producers to reduce or cease drilling or to permanently or temporarily shut‑in their production within the area, which could lead to a decrease in the volumes of natural gas and crude oil that we handle and have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Seasonal weather conditions may adversely affect our customers’ ability to conduct drilling activities in some of the areas where we operate and our ability to operate our assets and to construct additional facilities.

Crude oil and natural gas operations in North Dakota are adversely affected by seasonal weather conditions. In the Bakken, drilling and other crude oil and natural gas activities can be adversely affected during the winter months. Severe winter weather conditions limit and may reduce or temporarily halt our customers’ ability to operate during such conditions, leading to the decrease in drilling activity and the potential shut‑in of producing wells which the producers are unable to service. This could result in a decrease in the volumes of crude oil, natural gas and NGLs supplied to our assets. In addition, seasonal weather conditions during the winter months may adversely impact the operations of our assets and our ability to construct additional facilities, by causing temporary delays and shutdowns. These constraints and the resulting impacts could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Our operations and Hess’s Bakken production operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or Hess’s operations and damages for which may not be fully covered by insurance. If a significant accident or event occurs that results in a business interruption or shutdown for which we are not adequately insured, our operations and financial results could be materially and adversely affected.

Our operations are subject to all of the risks and operational hazards inherent in gathering, compressing, processing, fractionating, terminaling, storing, loading and transporting crude oil, natural gas and NGLs, including:

•

damages to pipelines, terminals and facilities, related equipment and surrounding properties caused by earthquakes, tornados, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism;

•

maintenance, repairs, mechanical or structural failures at our or Hess’s facilities or at third‑party facilities on which our or Hess’s operations are dependent, including electrical shortages, power disruptions and power grid failures;

•	damages to and loss of availability of interconnecting third‑party pipelines, railroads, terminals and other means of delivering crude oil, natural gas and NGLs;
•	crude oil tank car derailments, fires, explosions and spills;
•	disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack;
•	curtailments of operations due to severe seasonal weather;
•	protests, riots, strikes, lockouts or other industrial disturbances; and
•	other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Hess’s Bakken production operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in producing crude oil and natural gas. A serious accident at our facilities or at Hess’s facilities could result in serious injury or death to our employees or contractors or those of Hess or its affiliates and could expose us to significant liability for personal injury claims and reputational risk. We have no control over the operations at Hess’s Bakken operations and their associated facilities.

We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We carry insurance coverage for certain property damage and third-party liabilities, which includes sudden and accidental pollution liabilities. We are also insured under certain of Hess’s and Hess Infrastructure Partners’ liability policies and are subject to Hess’s and Hess Infrastructure Partners’ policy limits under these policies. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

Additionally, although Hess Infrastructure Partners has agreed to indemnify us for certain environmental liabilities under the omnibus agreement, the indemnification is limited to $15 million (inclusive of any punitive, special, indirect or consequential damages) and may not be sufficient to cover any such liabilities that may arise. However, any costs we may incur as a result of the February 2013 Notice of Violation that Hess received from the North Dakota Department of Health will not be subject to the $15 million limit.

If we are unable to make acquisitions on economically acceptable terms from Hess Infrastructure Partners or third parties, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.

Part of our strategy to grow our business and increase our cash distributions per unit to unitholders is dependent on our ability to make acquisitions that result in an increase in distributable cash flow per unit. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of midstream assets by industry participants, including Hess Infrastructure Partners. Hess Infrastructure Partners has provided us with a right of first offer to acquire its retained interests in our joint interest assets. The consummation and timing of any future acquisitions of these right of first offer assets will depend upon, among other things, Hess Infrastructure Partners’ willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms, and we can offer no assurance that we will be able to successfully consummate any future acquisition of our right of first offer assets.

If we are unable to make acquisitions from Hess Infrastructure Partners or third parties, because (i) there is a material decrease in divestitures of midstream assets, (ii) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (iii) we are unable to obtain financing for these acquisitions on economically acceptable terms, (iv) we are outbid by competitors or (v) for any other reason, our future growth and ability to increase our cash distributions per unit will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control. If we consummate any future acquisitions, unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating any such acquisitions.

We may not be able to significantly increase our third‑party revenues due to competition and other factors, which could limit our ability to grow and extend our dependence on Hess.

Part of our growth strategy includes diversifying our customer base by identifying opportunities to offer services to third parties with our existing assets or by constructing or acquiring new assets independently from Hess. Our ability to increase our third‑party revenues is subject to numerous factors beyond our control, including prevailing commodity prices, competition from third parties and the extent to which we lack available capacity when third‑party customers require it. For example, the decline in crude oil prices beginning in late 2014 caused producers to reduce exploration, development and production activities, which resulted in a decrease in third‑party volumes available to be handled by our assets. In addition, our natural gas and crude oil gathering systems and Tioga Gas Plant are subject to competition from existing and future third‑party natural gas and crude oil gathering systems and natural gas processing and fractionation plants in the Bakken, while our terminals and crude oil rail cars compete with third‑party terminals, pipelines and crude oil rail cars for available third‑party volumes. To the extent that we have available capacity on our gathering systems or at our Tioga Gas Plant for third-party volumes, we may not be able to compete effectively with third‑party gathering systems or processing plants for additional natural gas production in the area. To the extent that we have available capacity at our terminals or crude oil rail cars for third‑party volumes, competition from other existing or future terminals or crude oil rail cars owned by third parties may limit our ability to utilize this available capacity.

We have historically provided midstream services to third parties on only a limited basis, and we can provide no assurance that we will be able to attract any material third‑party service opportunities. Our efforts to attract new unaffiliated customers may be adversely affected by our relationship with Hess and our desire to provide services pursuant to fee‑based contracts. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure.

The completion of capital projects by us may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

As part of our growth strategy, we intend to increase utilization of our existing asset base and increase revenue at our facilities by handling additional volumes of natural gas and crude oil resulting from the completion of various capital projects by us. For example, we recently completed a construction and reconfiguration of facilities and pipelines in McKenzie and Williams Counties that increased our throughput capacity for crude oil and natural gas originating from south of the Missouri River and moving northward to our natural gas processing and crude oil and NGL terminaling assets in Tioga and Ramberg, and we will be investing in construction of Little Missouri Four gas processing plant south of the Missouri River as part of the recently announced joint venture with Targa Resources Corp.

There are inherent risks associated with undertaking these and other capital projects, including numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost, or their completion may not result in the anticipated increase in volumes at our facilities, which could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

Our industry is highly competitive, and increased competitive pressure could adversely affect our business and operating results.

We compete with other similarly sized midstream companies in our areas of operation. In addition, some of our competitors have assets in closer proximity to crude oil and natural gas supplies and have available idle capacity in existing assets that would not require new capital investments for use. Some of our competitors are large companies that have greater financial, managerial and other resources than we do. Our competitors may expand or construct gathering systems processing plants, terminals or storage facilities that would create additional competition for the services we provide to our customers. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flow could be adversely affected by the activities of our competitors and our customers. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Our exposure to direct commodity price risk may increase in the future.

We generate substantially all of our revenues under fee‑based commercial agreements with Hess under which we are paid based on the volumes of crude oil, natural gas and NGLs that we handle and the ancillary services we provide, rather than the value of the commodities themselves. As a result, our operations and cash flows generally have minimal direct exposure to commodity price risk. We may acquire or develop additional assets in the future or enter into transactions that have a greater exposure to fluctuations in commodity prices than our current operations. In addition, our efforts to negotiate contractual arrangements to minimize our direct exposure to commodity price risk in the future may not be successful. Increased exposure to the volatility of crude oil, natural gas and NGL prices in the future could have a material adverse effect on our revenues and cash flow and our ability to make distributions to our unitholders.

We do not own all of the land on which certain of the pipelines connecting our facilities are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights‑of‑way or if such rights‑of‑way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our loss of these rights, through our inability to renew right‑of‑way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We utilize contract operator services at certain of our assets, and we may face higher costs associated with terminal services in the future.

We utilize contract operator services at certain of our assets. For example, we utilize contract operator services at our Tioga Rail Terminal under a rail and transload services agreement with a third‑party operator that may be terminated by us with 90 days’ notice. Under the terms of the agreement, third‑party contract personnel supervised by Hess employees control, monitor, record and report on the operation of the Tioga Rail Terminal. Contract personnel also provide inspection, crude oil loading, railroad consulting, inventory management, repair, data reporting, general maintenance and technical support and safety compliance services. Under this agreement, we are liable for any losses resulting from actions of the third‑party operator unless such losses result from the negligence of the third‑party operator. If disputes arise over the operation of the terminal, or if the third‑party operator fails to provide the services contracted under contract operator services agreements, our business, results of operation, and financial condition could be adversely affected. In September 2016, we extended the term of this agreement for three years and expanded services to include rail car qualification and maintenance management. Costs of these services under a negotiated renewal of the existing agreement or a similar agreement may increase relative to historical costs. Any such increased costs associated with terminal operation services will decrease the amount of cash available for distribution to our unitholders.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.

We are dependent upon the earnings and cash flow generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. On March 15, 2017, we entered into a new four‑year, $300.0 million senior secured revolving credit facility, which contains various operating and financial restrictions and covenants. The operating and financial restrictions and covenants in our new revolving credit facility restricts, and any future financing agreements could similarly restrict, our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

The provisions of our revolving credit facility could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility would result in an event of default which would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” for additional information about our revolving credit facility.

The level and terms of Hess’s and Hess Infrastructure Partners’ indebtedness and any reduction in Hess’s or Hess Infrastructure Partners’ credit ratings could adversely affect our ability to grow our business and our ability to make cash distributions to our unitholders. Our ability to obtain credit in the future may also be adversely affected by the credit ratings of Hess and Hess Infrastructure Partners.

Hess must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at Hess in the future would increase the risk that it may default on its obligations to us under our commercial agreements. As of December 31, 2017, Hess had total indebtedness (including indebtedness attributable to Hess Infrastructure Partners) of approximately $7 billion. In addition, the covenants in the agreements governing Hess Infrastructure Partners’ outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may also limit its ability to satisfy its funding obligations, if any, relating to our joint interest assets. Furthermore, if Hess Infrastructure Partners were to default under certain of its debt obligations, there is a risk that Hess Infrastructure Partners’ creditors would attempt to assert claims against our assets during the litigation of their claims against Hess Infrastructure Partners. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. If these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially and adversely affected.

Two of the three major credit rating agencies that rate Hess’s debt have assigned Hess an investment grade rating. In addition, Hess Infrastructure Partners’ indebtedness is assigned a non-investment grade rating by the three credit rating agencies. If these credit ratings are lowered in the future, the interest rate and fees Hess and Hess Infrastructure Partners pay on their credit facilities may increase. Although we do not have any indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies may consider Hess’s and Hess Infrastructure Partners’ debt ratings when assigning ours because of their ownership interest in us, the significant commercial relationships between Hess and us, and our reliance on commercial agreements with Hess for substantially all of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Hess or Hess Infrastructure Partners, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our unitholders.

Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and safety that could require us to make substantial expenditures.

Our assets and operations pose risks of environmental liability due to, for example, spills, leaks and discharges of substances to the environment. To address these and other risks, we are subject to stringent federal, state, and local laws and regulations relating to environmental protection and safety. Multiple governmental authorities, such as the Environmental Protection Agency, or EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations. Failure to comply with these laws, regulations and permits may result in joint and several, strict liability and the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Private parties may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt operations, and limit growth and revenues, which in turn could affect our profitability.

The handling of crude oil, natural gas and NGLs involves inherent risks of spills and releases from our facilities. We have contracted with various spill response service companies in the areas in which we gather, load, transport or store crude oil and NGLs; however, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available at any given time.

If our assets become subject to FERC regulation, or if federal, state or local regulations or policies change, or if we fail to comply with such regulations, our financial condition, results of operations and cash flows could be materially and adversely affected.

We believe that our natural gas gathering and transportation operations are exempt from regulation by the Federal Energy Regulatory Commission, or FERC, under the Natural Gas Act, or the NGA. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. Although FERC has not made any formal determinations with respect to all of our natural gas gathering facilities upstream of the Tioga Gas Plant, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC‑regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case‑by‑case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility is not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the Natural Gas Policy Act, or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or the NGPA, this could result in the imposition of administrative, civil or criminal penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by FERC.

We believe that the crude oil and NGL pipelines in our gathering system are not subject to regulation by FERC under the Interstate Commerce Act because they do not provide interstate transportation or would otherwise fall outside FERC jurisdiction. The distinction between FERC‑regulated interstate crude or NGLs transportation is a case‑by‑case determination. If FERC were to determine that any of our crude oil or NGL pipelines were providing interstate transportation, we may be required to operate as a common carrier and the rates for, and terms and conditions of the transportation services provided by such pipelines would be subject to regulation by FERC under the ICA. Such FERC regulation could decrease revenue, increase operating costs, and, depending on the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and criminal remedies and civil penalties.

State regulation of gathering facilities and intrastate transportation pipelines generally includes various safety, environmental and, in some circumstances, nondiscriminatory take and common purchaser requirements, as well as complaint-based rate regulation. Other state regulations may not directly apply to our business, but may nonetheless affect the availability of natural gas, crude oil and NGLs for purchase, compression and sale.

Moreover, FERC’s natural gas regulation indirectly impacts our businesses and the markets for products derived from these businesses. FERC’s policies, including its policies on open access transportation, gas quality, capacity release and market center promotion, indirectly affect intrastate natural gas markets.

In addition, if we fail to comply with the NGA or NGPA, FERC rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,238,271 per day for each violation and disgorgement of profits associated with any violation.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

The United States Department of Transportation, or DOT, through the Pipeline and Hazardous Materials Safety Administration, or PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm, in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;
•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;
•	improve data collection, integration and analysis;
•	repair and remediate the pipeline as necessary; and
•	implement preventive and mitigating actions.

The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or the 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Consistent with the 2011 Pipeline Safety Act, PHMSA finalized rules consistent with the signed act that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Effective April 27, 2017, those maximum civil penalties were increased to $209,002 per violation per day, with a maximum of $2,090,022 for a series of violations, to account for inflation. Additionally, in May 2011, PHMSA published a final rule adding reporting obligations and integrity management standards to certain rural low stress hazardous liquid pipelines that were not previously regulated in such manner. Should we fail to comply with DOT, PHMSA or comparable state regulations, we could be subject to substantial penalties and fines, which could impact our result of operations.

PHMSA regularly proposes revisions to existing regulations as well as new pipeline safety regulations. For example, in March 2015, PHMSA issued final rules applicable to natural gas and hazardous liquid (including crude oil and NGL) pipelines that, among other changes, impose new post‑construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. In September 2015, PHMSA issued a rule indefinitely delaying the effective date for the portion of the rule addressing post‑construction inspections. In October 2015, PHMSA issued a proposed rule for hazardous liquid pipelines that would significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The proposal also mandated new reporting requirements for certain unregulated pipelines, including all gathering lines. In April 2016, pursuant to one of the requirements of the 2011 Pipeline Safety Act, PHMSA published a proposed rulemaking that would expand integrity management requirements and impose new pressure testing requirements on currently regulated gas transmission pipelines. The proposal would also significantly expand the regulation of gas gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits, and other requirements. PHMSA has not yet finalized such natural gas pipeline regulations. The scope and timing of such final natural gas pipeline regulations are uncertain at this time. On January 13, 2017, PHMSA issued a final rule amending its proposed hazardous liquid pipeline regulations, imposing stricter standards on operators for determining how to repair aging and high‑risk infrastructure, and increasing the frequency of tests to assess the condition of pipelines. Under the final rule, the revised regulations are to take effect six months after the date of publication in the Federal Register. The final rule was not published in the Federal Register. On January 20, 2017, the Assistant to the President and Chief of Staff for the White House issued a memorandum to the heads of all federal executive departments and agencies instructing the agencies to withdraw regulations that have been sent to the Office of the Federal Register, but that have not yet been published, so that they can be reviewed and approved by the new administration. It is not clear at this time whether further amendments will be made to the hazardous liquid pipeline regulations, or when such hazardous liquid pipeline regulations will be implemented.

The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow.

Changes in laws or standards affecting crude oil tank cars or the transportation of North American crude oil by rail could require retrofitting our existing car fleet and/or reduce volumes throughput at our facilities, and as a result our revenues could decline, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Rail car derailments in Canada and the United States have led to increased regulatory scrutiny over the safety of transporting Bakken crude oil by rail. In the wake of derailments several years ago, the Federal Railroad Administration, or FRA, of the DOT, and the DOT’s PHMSA, issued several Safety Advisories and Emergency Orders directing offerors and rail carriers to take additional precautionary measures to enhance the safe shipment of bulk quantities of crude oil. In May 2015, DOT finalized its rail safety rule for “high hazard flammable trains,” which focused on safety improvements designed to prevent accidents, mitigate consequences in the event of an accident, and support emergency response. The new rule specified technical requirements for new tank cars, denominated DOT‑117s, used for the transportation of crude oil by rail. Challenges to the final rule have been filed in federal court and with DOT, including a challenge by railroad industry groups. Currently, all of the rail cars in our fleet are DOT‑117 rail cars that meet the technical requirements of the final DOT rule. In addition, the adoption of additional federal, state or local laws or regulations, including any new voluntary measures by the rail industry regarding rail car design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could similarly affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of rail cars, locomotives or labor, weather‑related problems, flooding, drought, derailments, mechanical difficulties, strikes, lockouts or bottlenecks, or other force majeure events could adversely impact our customers’ ability to move their product and, as a result, could affect our business.

Evolving environmental laws and regulations on crude oil stabilization could have an effect on our financial performance.

In December 2014, the North Dakota Industrial Commission, or NDIC, issued Order No. 25417, which requires producers in a Bakken, Bakken/Three Forks, Three Forks or Sanish pool, which the order refers to as the Bakken Petroleum System, effective April 1, 2015, to heat their produced fluids to a specified minimum temperature prior to separation. If producers cannot meet minimum heat treatment conditions, they must demonstrate that their crude oil has a vapor pressure no greater than 13.7 psi. The order also requires operators of transload rail facilities to notify the NDIC of any crude oil received from the Bakken Petroleum System that violates federal crude oil safety standards.

Given the volume of tight crude oil like Bakken crude that was then being shipped by rail, the U.S. Department of Energy, or DOE, tasked Sandia National Laboratories to study the properties of tight crude oils as they relate to potential combustion events in the rail transport environment. The Sandia Report, released in March 2015, concluded that there is a gap in relevant data and a lack of understanding of how crude oil properties influence the propensity for accidental ignition, combustion, or explosion. In its key findings, the Sandia Report noted that while it is likely that crude oil properties could be used to predict combustibility, the study released no objective data linking any known crude oil properties with the likelihood or severity of rail transport-related combustion events. In April 2015 the DOE announced an additional two‑year study into how crude oil properties affect its combustibility in rail accidents. The second Sandia study is currently in Task 2, which is designed to determine what methods of sampling and analysis are suitable for characterizing the physical and chemical properties of crude oils with differing chemical and physical compositions.

On January 18, 2017, PHMSA published an Advanced Notice of Proposed Rulemaking (“ANPRM”) related to crude oil shipping. The ANPRM seeks comment on a range of questions associated with establishing a vapor pressure threshold for crude oil in transportation in order to evaluate the potential safety benefits of utilizing vapor pressure thresholds in the hazardous materials classification process. The ANPRM discusses potential restrictions on vapor pressure, briefly discusses the North Dakota conditioning regulations, and notes that prior PHMSA rulemakings deferred consideration of vapor pressure restrictions to a later date. The ANPRM could potentially be used as the basis for a future final rule on vapor pressure for crude by rail transportation, but to date PHMSA has not proposed any such final rule.

Our commercial agreements with Hess contain product quality specification limits. As noted above, the final rule requires offerors to develop and carry out sampling and testing programs for all unrefined petroleum-based products, including crude oil, and to certify that hazardous materials subject to the program are packaged in accordance with the test results, but does not require oil companies to process their products to make them less volatile before shipment. However, if new or more stringent federal, state or local legal restrictions relating to the quality specification of crude oil or to crude oil transportation are adopted in areas where Hess and our other customers operate, Hess and our other customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our midstream services.

Evolving environmental laws and regulations on climate change could adversely affect our financial performance.

Potential additional regulations regarding climate change could affect our operations. Currently, various federal and state legislative and regulatory bodies are considering measures to address greenhouse gas emissions. These measures include EPA programs that require the crude oil and natural gas industry to report and to control greenhouse gas emissions, and state actions to develop statewide or regional programs, each of which could impose reductions in greenhouse gas emissions. For example, in October 2015 the EPA finalized a rule to expand the Greenhouse Gas Reporting Rule to include emissions from gathering and boosting systems and blowdowns of natural gas transmission pipelines. These actions could result in increased (1) costs to operate and maintain our facilities, (2) capital expenditures to install new emission controls on our facilities and (3) costs to administer and manage any potential greenhouse gas emissions regulations or carbon trading or tax programs. These developments also could have an indirect adverse effect on our business if Hess’s Bakken operations are adversely affected due to increased regulation of Hess’s facilities or reduced demand for crude oil, natural gas and NGLs, and a direct adverse effect on our business from increased regulation of our facilities.

Further, in May 2016 the EPA finalized new regulations that for the first-time established methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities. In April 2017, the EPA announced that it would review the 2016 methane rule and would initiate reconsideration proceedings to potentially revise or rescind portions of the rule. Effective June 2, 2017, the EPA issued a 90-day stay of certain requirements under the 2016 methane rule, but this stay was vacated by a three-judge panel of the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) on July 3, 2017, and on August 10, 2017, the D.C. Circuit rejected petitions for an en banc review of such ruling. In the interim, on July 16, 2017, the EPA issued a proposed rule that would stay the 2016 methane rule for two years. That proposed rule is not yet final and may be subject to legal challenges. In November 2016, the Bureau of Land Management (“BLM”) also finalized a rule to address methane emissions from crude oil and natural gas sources subject to BLM jurisdiction by limiting venting, flaring and leaking. In December 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 rule until January 2019, including those requirements relating to venting, flaring and leakage from oil and gas production activities. In February 2018, the federal District Court of Northern California issued a preliminary injunction preventing the BLM from suspending the implementation of certain parts of its November 2016 rule. Congress continues to periodically consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by EPA or a limitation on EPA’s authority to regulate greenhouse gases, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

In addition to potential domestic regulation of greenhouse gases, there continues to be international interest in a global framework for greenhouse gas reductions. While significant uncertainty exists as to future regulation of methane or other greenhouse gas emissions under the Clean Air Act or other local, regional, or international regulatory regimes, the impact of future regulatory and legislative developments, if adopted or enacted, including any cap‑and‑trade program, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting Hess’s facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

Finally, many scientists have concluded that increasing concentrations of greenhouse gas emissions in the earth’s atmosphere may produce climate changes that have significant physical effects. To the extent any such effects were to occur, any associated market changes could have an adverse effect on our financial condition and operations.

We or Hess may be unable to obtain or renew permits or approvals necessary for our respective operations, which could inhibit our ability to do business and adversely affect our financial performance.

Our facilities and those of Hess that provide volumes to our facilities operate under a number of federal, state and local permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have an adverse impact on Hess’s ability to produce crude oil and natural gas or on our ability to handle volumes of crude oil, natural gas or NGLs at our facilities. Additionally, noncompliance or incomplete documentation of our compliance status with respect to our existing permits or approvals may result in the imposition of fines, penalties and injunctive relief. Our ability to obtain or renew any material permit or approval, or comply with the terms of our existing permits or approvals, could have a material adverse effect on our financial condition, results of operations and cash flows.

Evolving environmental laws and regulations on hydraulic fracturing could have an effect on our financial performance.

We do not conduct hydraulic fracturing operations, but Hess’s and our other customers’ crude oil and natural gas production operations often require hydraulic fracturing as part of the completion process. Hydraulic fracturing is an important and common practice that is used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations. The process is typically regulated by state agencies. However, federal agencies have also asserted regulatory authority over the process. Beginning in August 2012, the EPA adopted a series of rules that subject crude oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs. In addition, Congress has in the past and may in the future consider legislation that gives the EPA direct authority to regulate hydraulic fracturing under the Safe Drinking Water Act. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on crude oil and/or natural gas drilling activities. We do not believe current or future regulations will have a direct effect on our operations, but if new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted in areas where Hess and our other customers operate, Hess and our other customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our midstream services.

Certain plant or animal species could be designated as endangered or threatened, which could limit our ability to expand some of our existing operations or limit our customers’ ability to develop new crude oil and natural gas wells.

The federal Endangered Species Act, or ESA, restricts activities that may affect endangered or threatened species or their habitats. Many states have analogous laws designed to protect endangered or threatened species. The designation of previously unidentified endangered or threatened species under such laws may affect our and our customers’ operations.

Terrorist or cyber-attacks and threats, or escalation of military activity in response to these attacks, could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, cyber‑attacks, escalation of military activity or acts of war may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy‑related assets and transportation assets, may be at greater risk of future terrorist attacks than other targets in the United States. We do not maintain specialized insurance for possible liability or loss resulting from a terrorist attack or cyber‑attack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Computers and telecommunication systems have become an integral part of our business. We use these systems to analyze and store financial and operating data and to communicate within our company and with outside business partners. Cyber‑attacks could compromise our computer and telecommunications systems and result in disruptions to our business operations, the loss or corruption of our data and proprietary information and communications interruptions. In addition, computers control oil and gas distribution systems globally and are necessary to deliver our production to market. A cyber‑attack impacting these distribution systems, or the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets and make it difficult or impossible to accurately account for production and settle transactions. Our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient and such attacks could have an adverse impact on our business and operations.

If we fail to develop or maintain an effective system of internal controls, we may not be able to report our financial results timely and accurately or prevent fraud, which would likely have a negative impact on the market price of our common units.

We prepare our financial statements in accordance with GAAP, but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act of 2002, or Section 404. For example, Section 404 will require us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting.

Although we are required to disclose changes made in our internal control and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our annual report for the fiscal year ending December 31, 2018.

Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a material adverse effect on the trading price of our common units.

For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.

In April 2012, former President Obama signed the JOBS Act into law. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700 million in market value of our limited partner interests held by non‑affiliates, or issue more than $1.0 billion of non‑convertible debt over a three‑year period.

In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to “opt out” of this exemption and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

To the extent that we rely on any of the exemptions available to emerging growth companies, our unitholders will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our common units to be less attractive as a result, there may be a less active trading market for our common units and our trading price may be more volatile.

Risks Inherent in an Investment in Us

Our general partner and its affiliates, including our Sponsors (Hess and GIP), have conflicts of interest with us and limited fiduciary duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over the business decisions and operations of our Sponsors, and none of our Sponsors is under any obligation to adopt a business strategy that favors us.

Our Sponsors directly own an aggregate 67.5% limited partner interest in us and own and control our general partner and its 2% general partner interest in us. Hess Infrastructure Partners also retained a significant ownership interest in our joint interest assets. Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, our directors and officers also have a duty to manage our general partner in a manner that is in the best interests of its owner, Hess Infrastructure Partners, which is owned by our Sponsors. Conflicts of interest may arise between our Sponsors and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates, including our Sponsors, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•

neither our partnership agreement nor any other agreement requires our Sponsors to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Hess to increase or decrease production, shut down or reconfigure its assets, pursue and grow particular markets or undertake acquisition opportunities for itself. Hess’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Hess;

•

our Sponsors and Hess Infrastructure Partners may be constrained by the terms of their respective debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•

our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•

our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our general partner determines the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

•	our general partner determines which costs incurred by it are reimbursable by us;
•

our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate expiration of the subordination period;

•

our partnership agreement permits us to classify up to $65.0 million as operating surplus, even if it is generated from asset sales, non‑working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the general partner interest or the incentive distribution rights;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;
•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;
•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our commercial agreements with Hess;
•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•

our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of our board of directors, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including our Sponsors, Hess Infrastructure Partners, our executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

Affiliates of our general partner, including our Sponsors, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us.

Neither our partnership agreement nor our omnibus agreement prohibit our Sponsors or any other affiliates of our general partner from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including our Sponsors and our executive officers and directors. Any such entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Consequently, our Sponsors and other affiliates of our general partner, including Hess Infrastructure Partners, may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from our Sponsors and other affiliates of our general partner could materially and adversely impact our results of operations and distributable cash flow.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Delaware law provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to limited partners and the partnership, provided that partnership agreements may not eliminate the implied contractual covenant of good faith and fair dealing. As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing. This `provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our common and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•

provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the determination or the decision to take or decline to take such action was in the best interests of our partnership, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;
•

provides that our general partner and our officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or our officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•

provides that our general partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and board of directors are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

If you are not an eligible holder, your common units may be subject to redemption.

We have adopted certain requirements regarding those investors who may own our common and subordinated units. Eligible holders are limited partners whose (a) federal income tax status is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by the Federal Energy Regulatory Commission, or FERC, or an analogous regulatory body and (b) nationality, citizenship or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If you are not an eligible holder, in certain circumstances as set forth in our partnership agreement, your units may be redeemed by us. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

Cost reimbursements, which are determined in our general partner’s sole discretion, and fees due to our general partner and its affiliates for services provided may be substantial and will reduce the amount of cash we have available for distribution to unitholders.

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, our general partner determines the amount of these expenses. Under the terms of our omnibus agreement, we are required to reimburse Hess for the provision of certain operational and administrative support services to us. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits. Payments to our general partner and its affiliates may be substantial and will reduce the amount of cash we have available to distribute to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot initially remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders will not have “say‑on‑pay” advisory voting rights. Unitholders did not elect our general partner or any of the members of our board of directors and will have no right to elect our general partner or any of the members of our board of directors on an annual or other continuing basis. Our board of directors is chosen by Hess Infrastructure Partners, which is controlled by our Sponsors. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which our common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

The unitholders are not able to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. In addition, our general partner may only be removed for cause. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non‑appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period. Even if cause for removal exists, the vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Excluding any common units purchased by our directors and executive officers and the directors and executive officers of Hess under our directed unit program and any common units purchased by John B. Hess, our Chairman of the Board and Chief Executive Officer, and certain Hess family entities, our general partner and its affiliates currently collectively own 68.8% of our total outstanding common units and subordinated units on an aggregate basis.

Furthermore, unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of our board of directors of our general partner, cannot vote on any matter.

Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third‑party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of Hess Infrastructure Partners to transfer all of the partnership interests in our general partner, or all of the membership interests in Hess Midstream Partners GP LLC, the general partner of our general partner, to a third party. The new owner of our general partner or Hess Midstream Partners GP LLC would then be in a position to replace our board of directors and officers with its own choices. As a result, we could lose the provision of certain operational support and administrative services by Hess and its affiliates, our right of first offer to acquire our right of first offer assets from Hess Infrastructure Partners and our license to use certain Hess trademarks.

Our general partner may elect to convert the Partnership to a corporation for U.S. federal income tax purposes without unitholder consent.

Under our partnership agreement, if, in connection with the enactment of U.S. federal income tax legislation or a change in the official interpretation of existing U.S. federal income tax legislation by a governmental authority, our general partner determines that (i) the Partnership should no longer be characterized as a partnership for U.S. federal or applicable state and local income tax purposes or (ii) common units held by unitholders other than the general partner and its affiliates should be converted into or exchanged for interests in a newly formed entity taxed as a corporation or an entity taxable at the entity level for U.S. federal or applicable state and local income tax purposes whose sole asset is interests in the Partnership (“parent corporation”), then our general partner may, without unitholder approval, cause the Partnership to be treated as an entity taxable as a corporation or subject to entity‑level taxation for U.S. federal or applicable state and local income tax purposes, whether by election of the Partnership or conversion of the Partnership or by any other means or methods, or cause the common units held by unitholders other than the general partner and its affiliates to be converted into or exchanged for interests in the parent corporation. Any such event may be taxable or nontaxable to our unitholders, depending on the form of the transaction. The tax liability, if any, of a unitholder as a result of such an event may vary depending on the unitholder’s particular situation and may vary from the tax liability of our general partner and each of our Sponsors. In addition, if our general partner causes an interest in the Partnership to be held by a parent corporation, our Sponsors may choose to retain their partnership interests in us rather than convert their partnership interests into parent corporation shares.

We may issue an unlimited number of additional partnership interests without unitholder approval, which would dilute unitholder interests.

Under our partnership agreement, we may, at any time, issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting rights and other rights.

The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;
•	the amount of cash we have available to distribute on each unit may decrease;
•

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;
•	the relative voting strength of each previously outstanding unit may be diminished; and
•	the market price of our common units may decline.

The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person who is not an affiliate of Hess Infrastructure Partners:

•	management of our business may no longer reside solely with our current general partner; and
•	affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to present business opportunities to us.

Our Sponsors may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

As of December 31, 2017, our Sponsors collectively held 10,282,654 common units and 27,279,654 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide our Sponsors with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, our partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. Any cash reserves established by our general partner will affect the amount of cash we have available to distribute to unitholders.

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of our then‑outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then‑current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2017, our general partner and its affiliates owned approximately 37.7% of our common units (excluding any common units purchased by our directors and executive officers and the directors and executive officers of Hess under our directed unit program and any common units purchased by John B. Hess, our Chairman of the Board and Chief Executive Officer, and certain Hess family entities). At the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 68.8% of our outstanding common units (excluding any common units purchased by our directors and executive officers and the directors and executive officers of Hess under our directed unit program and any common units purchased by John B. Hess, our Chairman of the Board and Chief Executive Officer, and certain Hess family entities) and therefore would not be able to exercise the call right at that time.

Unitholders may have to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17‑607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non‑recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of our conflicts committee or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48%, in addition to distributions paid on its 2% general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and to maintain its 2% general partner interest. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in such two quarters. Our general partner will also be entitled to maintain its general partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units in connection with resetting the target distribution levels. Additionally, our general partner has the right to transfer all or any portion of our incentive distribution rights at any time, and to the extent that one or more of the transferees collectively own a majority of the incentive distribution rights, such transferees shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the tests for resetting target distributions have been fulfilled.

Increases in interest rates could adversely impact our unit price and our ability to issue additional equity, to incur debt to capture growth opportunities or for other purposes, or to make cash distributions at our intended levels.

If interest rates rise, the interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield‑oriented securities for investment decision‑making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, to incur debt to expand or for other purposes, or to make cash distributions at our intended levels.

The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

Our common units are listed on the NYSE. Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, or if we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after‑tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Minnesota and North Dakota, neither of which currently imposes an income, franchise tax or other similar form of taxation on partnerships. In addition, we transport crude oil by rail car through a number of states, but do not anticipate being subjected to material entity-level income, franchise or similar tax in those states under current law. In the future, we may expand our operations. Imposition of state, local or foreign taxes on us in these jurisdictions or other jurisdictions that we may expand to could substantially reduce our cash available for distribution.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”), were published in the Federal Register. We do not believe these final regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future changes could negatively impact the value of an investment in our common units. Unitholders are urged to consult with a tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on their investment in our common units.

If the IRS were to contest the federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.

The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders may be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our limited partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each current and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties and interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Even if our unitholders do not receive any cash distributions from us, they will be required to pay taxes on their share of our taxable income.

Our unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price received is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from the sale of common units, whether or not representing gain, may be taxed as ordinary income to unitholders due to potential recapture items, including depreciation recapture. Thus, our unitholders may recognize both ordinary income and capital loss from the sale of their units if the amount realized on a sale of their units is less than their adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which our unitholders sell their units, they may recognize ordinary income from our allocations of income and gain to them prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax‑exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax‑exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trades or businesses) is required to compute the unrelated business taxable income of such tax‑exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non‑U.S. unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.

Non‑U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered “effectively connected” with a U.S. trade or business. As a result, distributions to a non‑U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non‑U.S. unitholder who sells or otherwise disposes of a unit will also be subject to a U.S. federal income tax on the gain realized from the sale or disposition of that unit.

The Tax Cuts and Jobs Act created a withholding obligation of 10% of the amount realized upon a non‑U.S. unitholder’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, due to challenges of administering a withholding obligation applicable to open market trading and other complications, the IRS has temporarily suspended the application of this withholding rule to open market transfers of interests in publicly traded partnerships pending promulgation of regulations or other guidance that resolves the challenges. It is not clear if or when such regulations or other guidance will be issued. Non‑U.S. unitholders should consult a tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted certain methods for allocating depreciation and amortization deductions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to the use of these methods could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Nevertheless, we allocate certain deductions for depreciation of capital additions, gain, or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. The U.S. Department of the Treasury has adopted final Treasury Regulations allowing a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

Our unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Currently, we own assets and conduct business in Minnesota and North Dakota, each of which currently imposes a personal income tax on individuals, corporations and other entities and requires us to report certain tax information for unitholders. In addition, we transport crude oil by rail car through a number of states, which may also seek to impose an income tax on individuals, corporations and other entities on income earned in those states and may require us to report certain tax information for unitholders.

As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is each unitholder’s responsibility to file all U.S. federal, foreign, state and local tax returns. Further, our unitholders may be subject to penalties for failure to comply with those requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial condition or results of operations. In addition, under our omnibus agreement, Hess Infrastructure Partners indemnified us for liabilities relating to litigation matters attributable to the ownership or operation of our initial assets prior to the IPO.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

On April 5, 2017, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “HESM”. On April 10, 2017, the Partnership closed its IPO of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option, representing 30.5% limited partner interests in the Partnership at a price to the public of $23.00 per unit. The net proceeds were used to make a $349.5 million distribution to Hess and GIP, pay $3.9 million for the origination fees on our new revolver and $2.1 million for other IPO offering costs.

As of December 31, 2017, there were 3 unitholders of record who owned a total of 27,279,654 of our common units, two of which are Hess and GIP. The number of holders does not include the holders for whom units are held in a “nominee” or “street” name. In addition, as of December 31, 2017, Hess and GIP, each, owned 13,639,827 subordinated units.

The following table sets forth the range of high and low sales prices per common unit as reported on the New York Stock Exchange and the cash distributions per unit declared on the common units from the closing of our IPO on April 10, 2017, through December 31, 2017:

	Common Unit Price		Quarterly Cash
Quarter Ended	High	Low	Distribution per Unit(1)
June 30(2)	$26.78	$18.62	$0.2703
September 30	$22.99	$18.34	$0.3107
December 31	$23.34	$18.32	$0.3218

(1)	Represents cash distribution attributable to the quarter end pursuant to our partnership agreement. See Distributions of Available Cash below.
(2)

Period begins April 5, 2017, the commencement date of trading of our common units. Cash distribution for the quarter ended June 30, 2017 has been prorated from the closing of the Partnership’s IPO on April 10, 2017 and equates to the minimum quarterly distribution of $0.3000 per unit on a full quarter basis.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the Partnership’s IPO, the Board of Directors of our general partner adopted the Hess Midstream Partners LP 2017 Long‑Term Incentive Plan (the “LTIP”). The LTIP initially limits the number of common units that may be delivered pursuant to vested awards to 3,000,000 common units. As of December 31, 2017, we granted 44,127 phantom units with distribution equivalent rights to certain officers, employees and directors. See Note 9. Unit‑Based Compensation in Notes to Consolidated Financial Statements for further discussion of our equity compensation plans.

Distributions of Available Cash

General

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending June 30, 2017, we distribute all of our available cash to unitholders of record on the applicable record date. We adjusted the amount of our distribution for the period from the closing of the IPO on April 10, 2017, through June 30, 2017, based on the actual length of the period.

Definition of Available Cash

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:
•

provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions, anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter);

•	comply with applicable law, any of our or our subsidiaries’ debt instruments or other agreements; or
•

provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•

plus, if our general partner so determines, all or any portion of the cash (i) on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter or (ii) available to be borrowed as a working capital borrowing as of the date of determination of available cash with respect to such quarter.

The purpose and effect of the last bullet point above is to allow our general partner, if it so decides, to use cash from working capital borrowings made after the end of the quarter to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners and with the intent of the borrower to repay such borrowings within twelve months with funds other than from additional working capital borrowings.

Intent to distribute the minimum quarterly distribution

Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.30 per unit, or $1.20 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement.

General partner interest and incentive distribution rights

Our general partner is currently entitled to 2% of all quarterly distributions from inception that we make prior to our liquidation. This general partner interest is represented by a 2% general partner interest. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2% interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest.

Our general partner also currently holds incentive distribution rights. Incentive distribution rights represent the right to receive an increasing percentage (13%, 23% and 48%) of quarterly distribution of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. In addition, our general partner or its affiliates are entitled to receive distributions on common or subordinated units or the 2% general partner interest that they own.

Percentage Allocations of Available Cash from Operating Surplus

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2% general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2% general partner interest, our general partner has not transferred its incentive distribution rights and that there are no arrearages on common units.

	Total Quarterly Distribution Per		Marginal Percentage Interest in Distributions
	Unit Target Amount		Unitholders	General Partner
Minimum Quarterly Distributions	$0.30		98%	2%
First Target Distribution	above $0.30	up to $0.3450	98%	2%
Second Target Distribution	above $0.3450	up to $0.3750	85%	15%
Third Target Distribution	above $0.3750	up to $0.4500	75%	25%
Thereafter	above $0.4500		50%	50%

Subordinated Units and Subordination Period

Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.30 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. Furthermore, no arrearages will accrue or be payable on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units.

Subordination period

Except as described below, the subordination period begins on April 10, 2017, the closing date of our IPO, and will extend until the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending June 30, 2020, that each of the following tests are met:

•

distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and the corresponding distributions on our general partner’s 2% interest equaled or exceeded $1.20 (the annualized minimum quarterly distribution), for each of the three consecutive, non‑overlapping four-quarter periods immediately preceding that date;

•

the adjusted operating surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.20 (the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units and the corresponding distributions on our general partner’s 2% interest during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

Early termination of the subordination period

Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending June 30, 2018, that each of the following tests are met:

•

distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and the corresponding distributions on our general partner’s 2% interest equaled or exceeded $1.80 (150% of the annualized minimum quarterly distribution), plus the related distributions on the incentive distribution rights, for the four-quarter period immediately preceding that date;

•

the adjusted operating surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (1) $1.80 (150% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units and the corresponding distributions on our general partner’s 2% interest during that period on a fully diluted basis and (2) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.

Expiration of the subordination period

When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash.

Subordinated Units

As of December 31, 2017, Hess and GIP, each, owned 13,639,827 subordinated units, which represent all of our subordinated units.

Item 6. SelectED Financial Data

The following is a summary of selected financial and operating data that should be read in conjunction with both our Consolidated Financial Statements and Accompanying Notes, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10‑K:

	Year Ended December 31,
	2017	2016	2015
(in millions, except as noted)		Predecessor	Predecessor
Consolidated Statement of Operations Selected Data:
Revenues and other income	$565.8	$509.8	$565.1
Net Income (loss)	284.8	204.9	193.0
Net Income (loss) subsequent to the IPO on April 10, 2017	216.6	-	-
Net Income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	41.2	-	-
Per Unit Data:
Net Income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per common unit (basic and diluted)	$0.75	$-	$-
Net Income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per subordinated unit (basic and diluted)	$0.75	$-	$-
Cash distributions declared per limited partner unit	$0.9028	$-	$-
Consolidated Statement of Cash Flows Selected Data:
Operating activities	$399.9	$387.3	$434.5
Investing activities	$(136.4)	$(263.6)	$(361.8)
Financing activities	$(216.6)	$(123.7)	$(72.4)
Other Financial Measures:
Adjusted EBITDA(1)	$399.3	$306.0	$281.0
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017(1)	59.3	-	-
Distributable cash flow attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017(1)	58.7	-	-
Capital expenditures:
Maintenance(2)	$18.8	$8.0	$18.5
Expansion	$94.4	$256.9	$274.3
Operating volumes:
Gas gathering (MMcf/d)	213	202	214
Crude oil gathering (MBbl/d)	64	57	39
Gas processing (MMcf/d)	200	188	194
Crude terminals (MBbl/d)	69	59	73
NGL loading (MBbl/d)	12	13	13

(1)

Adjusted EBITDA and Distributable cash flow are non‑GAAP measures and should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or any other measure as reported in accordance with GAAP. For definitions and reconciliations of Adjusted EBITDA and Distributable cash flow to their most directly comparable financial measures calculated and presented in accordance with GAAP, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	Under our contribution agreement, Hess Infrastructure Partners reimbursed the full costs we incurred for maintenance capital expenditures during the year ended December 31, 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10‑K.

Unless the context otherwise requires, references in this section to (i) “we,” “us,” “our” or like terms, when used in a historical context, refer to Hess Midstream Partners LP Predecessor, our Predecessor for accounting purposes (the “Predecessor”), and, when used in the present tense or future tense, these terms refer to Hess Midstream Partners LP and its subsidiaries (the “Partnership”); (ii) “our general partner,” when used with respect to periods prior to the closing of the initial public offering and consummation of the related formation transactions, refers to Hess Midstream Partners GP LLC, and when used with respect to periods following the closing of the initial public offering and consummation of the related formation transactions, refers to Hess Midstream Partners GP LP; (iii) “Hess” refers collectively to Hess Corporation and its subsidiaries, other than us, our subsidiaries and our general partner; (iv) “GIP” refers to GIP II Blue Holding Partnership, L.P., which owns interests in us and in Hess Infrastructure Partners, which in turn indirectly owns our general partner, and the funds managed by Global Infrastructure Management, LLC, and such funds’ subsidiaries and affiliates, that hold interests in GIP II Blue Holding Partnership, L.P.; (v) “Hess Infrastructure Partners” refers to Hess Infrastructure Partners LP, a midstream joint venture between Hess and GIP that, directly or indirectly, holds all of the interests in our general partner, and its subsidiaries, other than us and our subsidiaries; and (vi) “parent” refers to Hess when used with respect to periods prior to July 1, 2015, and refers to Hess Infrastructure Partners when used with respect to periods commencing July 1, 2015.

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Overview

We are a fee‑based, growth‑oriented, traditional master limited partnership formed by Hess to own, operate, develop and acquire a diverse set of midstream assets to provide services to Hess and third‑party customers. Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we refer to collectively as the Bakken. In mid‑2015, Hess contributed certain of its existing midstream assets in the Bakken to Hess Infrastructure Partners, a midstream joint venture in which GIP purchased a 50% ownership interest for approximately $2.675 billion, representing an aggregate value for Hess Infrastructure Partners of approximately $5.35 billion.

On April 10, 2017, Hess Infrastructure Partners contributed to us a 20% controlling economic interest in each of Hess North Dakota Pipeline Operations LP, Hess TGP Operations LP, Hess North Dakota Export Logistics Operations LP and a 100% ownership interest in Hess Mentor Storage Holdings LLC (collectively, the “Contributed Businesses”) in connection with the closing of our initial public offering (“IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option, representing a 30.5% limited partner interest in the Partnership, at a price to the public of $23.00 per common unit. The Partnership received net proceeds of $365.5 million, after deducting the underwriters’ discounts and structuring fees of approximately $25.4 million. The net proceeds were used to make a $349.5 million distribution to Hess and GIP, pay $3.9 million for the origination fees on our new revolver and $2.1 million for other IPO offering costs. In exchange for the Contributed Businesses, Hess Infrastructure Partners received 10,282,654 common units and 27,279,654 subordinated units, representing an aggregate 67.5% limited partner interest in the Partnership, all of the Partnership’s incentive distribution rights, a 2% general partner interest in the Partnership and an aggregate cash distribution of approximately $350.6 million. Hess Infrastructure Partners subsequently distributed all of the common units, subordinated units and $349.5 million of cash proceeds to Hess and GIP.

Our principal business objective is to increase the quarterly cash distributions per unit to our unitholders over time while ensuring the growth of the business and ongoing stability of our cash flow. We expect to achieve this objective through the following business strategies:

•

Focus on Long-Term, Fee-Based Contracts Designed to Promote Cash Flow Stability and growth.  Our commercial agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. We intend to pursue additional long-term, fee-based arrangements with Hess and third parties as we continue to grow our business.

•

Capitalize on Hess’s Growing Bakken Production. Our midstream infrastructure footprint services Hess’s leading acreage position in the Bakken. We believe our volumes and investment opportunities will continue to expand as Hess drills new wells in the Bakken. Hess recently announced its plans to increase its rig count in the Bakken in the second half of 2018 from four to six rigs. We intend to invest additional capital to continue extending and expanding our strategically positioned infrastructure to meet Hess’s current and future production growth.

•

Growth Through Accretive Acquisitions from Our Sponsors and Third Parties. We plan to pursue acquisitions of complementary midstream assets from our sponsors as well as from third parties and we believe that our sponsors will be incentivized to offer us the opportunity to purchase additional midstream assets that they currently own, including our right of first offer assets, or may acquire and develop in the future.

•

Leverage Core Asset Base to Attract Additional Third‑Party Business. We currently handle volumes from third‑party producers and midstream companies under our commercial agreements with Hess, and we are pursuing both additional projects and strategic relationships with third‑party customers with operations in the Bakken in order to maximize our utilization rates and diversify our revenue stream.

Our assets and operations are organized into the following three reportable segments: (1) gathering, (2) processing and storage and (3) terminaling and export.

Gathering

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

•

Crude Oil Gathering.  A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System. The system also includes the Hawkeye Oil Facility that was placed into service during the fourth quarter of 2017.

Processing and Storage

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

On January 25, 2018, we announced the formation of a 50/50 joint venture with Targa to construct a new gas processing plant called Little Missouri Four. The new gas plant will be located at Targa’s existing Little Missouri facility, south of the Missouri River in McKenzie County, North Dakota. Plant construction activities are expected to be complete by the end of 2018.

Terminaling and Export

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

•	Tioga Rail Terminal. A crude oil and NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.
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

We refer to the assets owned by Gathering Opco, HTGP Opco and Logistics Opco collectively as our “joint interest assets.”

Significant 2017 Financial and Operating Results

Significant financial and operating results for the year ended December 31, 2017 included:

•	Net income of $284.8 million, of which $41.2 million is attributable to the Partnership for the year‑to‑date period subsequent to the IPO;
•	Net cash provided by operating activities of $399.9 million;
•	Adjusted EBITDA of $399.3 million, of which $59.3 million is attributable to the Partnership for the year‑to‑date period subsequent to the IPO;

•	Distributable cash flow of $58.7 million attributable to the Partnership for the year‑to‑date period subsequent to the IPO;
•	Paid cash distributions of $0.5810 per unit in 2017 and declared a cash distribution of $0.3218 per unit for the fourth quarter of 2017, which was paid in February 2018;
•	Successful completion and execution of key gathering and terminaling projects including the Hawkeye Gas Facility, the Hawkeye Oil Facility and the Johnson’s Corner Header System;
•

Compared with the prior year, throughput volumes increased by 5% for gas gathering, 12% for crude oil gathering, 6% for gas processing and 17% for crude terminaling, driven by strong operating performance of the Partnership’s assets, increased third‑party volumes contracted with Hess and completion of our key gathering and terminaling projects;

•	Undrawn revolving credit facility with capacity of $300.0 million as of December 31, 2017.

For additional information regarding our non‑GAAP financial measures, see How We Evaluate Our Operations and Reconciliation of Non‑GAAP Financial Measures below.

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

Volumes.  The amount of revenues we generate primarily depends on the volumes of crude oil, natural gas and NGLs that we handle at our gathering, processing, terminaling, and storage facilities. These volumes are affected primarily by the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets, including changes in crude oil prices, which may further affect volumes delivered by Hess. Although Hess has committed to minimum volumes under our commercial agreements described above, our results of operations will be impacted by our ability to:

•	utilize the remaining uncommitted capacity on, or add additional capacity to, our existing assets, and optimize our existing assets;
•	identify and execute expansion projects, and capture incremental throughput volumes from Hess and third parties for these expanded facilities;
•	increase throughput volumes at our Ramberg Terminal Facility, Tioga Rail Terminal and the Johnson’s Corner Header System by interconnecting with new or existing third‑party gathering pipelines; and
•	increase throughput volumes at our Tioga Gas Plant by interconnecting with new or existing third‑party gathering pipelines.

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

We believe that the presentation of Adjusted EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and distributable cash flow are net income (loss) and net cash provided by (used in) operating activities, respectively. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to GAAP net income (loss), income (loss) from operations, net cash provided by (used in) operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. You should not consider Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Factors Affecting Comparability of Financial Information

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

General and Administrative Expenses.  Our Predecessor’s general and administrative expenses included direct monthly charges for the management and operation of our assets and certain expenses allocated by Hess for general corporate services, such as treasury, accounting, human resources and legal services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our Predecessor’s proportionate share of employee time or capital expenditures and operating expense. For the period subsequent to the IPO, we incurred an additional $2.1 million of incremental general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical consolidated financial statements.

Financing.  There are differences in the way we finance our operations as compared to the way our Predecessor historically financed its operations. Historically, our Predecessor’s operations were financed as part of Hess and, subsequently, Hess Infrastructure Partners’ integrated operations and our Predecessor was not charged for financing its operations. Our Predecessor largely relied on internally‑generated cash flows and capital contributions from Hess Infrastructure Partners to satisfy its capital expenditure requirements. We intend to make cash distributions to our unitholders at an initial minimum distribution rate of $0.30 per unit per quarter ($1.20 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future expansion capital expenditures and acquisitions primarily from external sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities.

Results of Operations

The following tables summarize our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. Unless otherwise noted herein, all results included in this report reflect the results of our Predecessor for accounting purposes, for periods prior to the closing of our IPO on April 10, 2017, as well as the results of the Partnership, for the period subsequent to the closing of the IPO (in millions, unless otherwise noted).

For the Year Ended December 31, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues and other income
Affiliate services	$271.6	$227.3	$66.7	$-	$565.6
Other income	-	-	-	0.2	0.2
Total revenues and other income	271.6	227.3	66.7	0.2	565.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	63.6	58.5	36.3	-	158.4
Depreciation expense	54.4	43.6	15.1	-	113.1
General and administrative expenses	3.7	1.4	0.9	2.1	8.1
Total costs and expenses	121.7	103.5	52.3	2.1	279.6
Income (loss) from operations	149.9	123.8	14.4	(1.9)	286.2
Interest expense	-	-	-	1.4	1.4
Net income (loss)	$149.9	$123.8	$14.4	$(3.3)	$284.8
Less: net income (loss) prior to the IPO on April 10, 2017	34.2	31.7	2.3	-	68.2
Less: net income (loss) attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	92.4	73.3	9.7	-	175.4
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$23.3	$18.8	$2.4	$(3.3)	$41.2

Throughput volumes
Gas gathering (MMcf/d)	213				213
Crude oil gathering (MBbl/d)	64				64
Gas processing (MMcf/d)		200			200
Crude terminals (MBbl/d)			69		69
NGL loading (MBbl/d)			12		12

For the Year Ended December 31, 2016	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
Revenues
Affiliate services	$212.8	$196.7	$100.3	$-	$509.8
Total revenues	212.8	196.7	100.3	-	509.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	68.7	58.2	66.5	-	193.4
Depreciation expense	39.9	44.0	15.8	-	99.7
General and administrative expenses	7.3	1.8	1.3	-	10.4
Total costs and expenses	115.9	104.0	83.6	-	303.5
Income (loss) from operations	96.9	92.7	16.7	-	206.3
Interest expense	-	-	-	1.4	1.4
Net income (loss)	$96.9	$92.7	$16.7	$(1.4)	$204.9

Throughput volumes
Gas gathering (MMcf/d)	202				202
Crude oil gathering (MBbl/d)	57				57
Gas processing (MMcf/d)		188			188
Crude terminals (MBbl/d)			59		59
NGL loading (MBbl/d)			13		13

For the Year Ended December 31, 2015	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
Revenues
Affiliate services	$176.7	$202.9	$185.5	$-	$565.1
Total revenues	176.7	202.9	185.5	-	565.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	72.5	50.5	151.8	-	274.8
Depreciation expense	35.0	41.3	9.8	-	86.1
General and administrative expenses	6.5	1.4	1.4	-	9.3
Total costs and expenses	114.0	93.2	163.0	-	370.2
Income (loss) from operations	62.7	109.7	22.5	-	194.9
Interest expense	0.3	1.2	-	0.4	1.9
Net income (loss)	$62.4	$108.5	$22.5	$(0.4)	$193.0

Throughput volumes
Gas gathering (MMcf/d)	214				214
Crude oil gathering (MBbl/d)	39				39
Gas processing (MMcf/d)		194			194
Crude terminals (MBbl/d)			73		73
NGL loading (MBbl/d)			13		13

Year ended December 31, 2017 Compared to Year Ended December 31, 2016

Gathering

Revenues increased $58.8 million in 2017 compared to 2016, of which $26.5 million of the increase is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in 2017 and $19.2 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016. In addition, $9.0 million of the increase is attributable to higher gas gathering and compression volumes, driven by the completion of the Hawkeye Gas Facility in 2017, and additional third‑party volumes contracted with Hess and delivered to us. The remaining increase in revenue of $4.1 million is attributable to higher crude oil gathering volumes through more well connects and commissioning of the Hawkeye Oil Facility. Operating and maintenance expenses decreased $5.1 million primarily attributable to lower allocations to us from Hess of $4.5 million, lower maintenance activity of $3.3 million, partially offset by $2.7 million attributable to higher property tax and insurance expense for new assets in service. Depreciation expense increased $14.5 million primarily due to the Hawkeye Gas Facility, Hawkeye Oil Facility and other pipeline projects being brought into service in 2017. General and administrative expenses decreased $3.6 million primarily due to lower allocations to us from Hess.

Processing and Storage

Revenues increased $30.6 million in 2017 compared to 2016, of which $11.1 million of the increase is attributable to higher volumes processed through the Tioga Gas Plant, driven by the completion of the Hawkeye Gas Facility in 2017 and additional third‑party volumes contracted with Hess and delivered to us and $10.6 million is attributable to higher tariff rates and pass‑through electricity fees in 2017 compared to 2016. In addition, $8.2 million of the increase is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in 2017. The remaining increase in revenue of $0.7 million is attributable to higher NGL loading volumes. Operating and maintenance expenses, depreciation expense and general and administrative expenses remained relatively flat year over year.

Terminaling and Export

Revenues decreased $33.6 million in 2017 compared to 2016, of which $18.0 million of the decrease is attributable to lower tariff rates in 2017 compared to 2016 and $14.7 million is attributable to reduced use of rail transportation and, as a result, lower rail transportation pass-through revenues. In addition, $9.5 million of the decrease is attributable to lower shortfall fees recognized in revenue in 2017 compared to 2016 due to a reset of the minimum volume commitments at the end of 2016 as a result of restructuring of our terminal and export services agreement. These decreases were offset by $8.6 million attributable to higher throughput volumes at our terminals, driven by the completion of the Johnson’s Corner Header System project and increased third party volumes contracted with Hess and delivered to us. Operating and maintenance expenses decreased $30.2 million, of which $14.7 million is attributable to lower rail transportation costs due to lower rail export volumes, $10.3 million is attributable to cancellation of the lease agreement for the older specification rail cars at the end of 2016, $3.7 million is primarily attributable to lower rail car repair and crude loading costs, and $1.5 million is attributable to lower allocations to us from Hess. Depreciation expense and general and administrative expenses remained relatively flat year over year.

Interest and Other

Following the closing of the IPO, we incurred $2.1 million of incremental general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical consolidated financial statements. Interest expense remained flat year over year.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Gathering

Revenues increased $36.1 million in 2016 compared to 2015, of which $17.5 million of the increase is attributable to shortfall fees from 2016 being recognized in the same year rather than being recognized in the following year as a result of the changes in our commercial agreements in 2016, offset by $0.9 million shortfall credits that expired in 2015. In addition, $21.8 million of the remaining increase in revenue is attributable to higher tariff rates and pass-through electricity fees in 2016 compared to 2015 and $9.6 million attributable to higher oil gathering volumes through more well connects and commissioning of new oil pipelines in the fourth quarter of 2015. These increases were offset by $11.9 million attributable to lower gas gathering volumes mainly due to downtime for maintenance and repair of our gathering and processing facilities. Operating and maintenance expenses decreased $3.8 million primarily attributable to lower environmental remediation contingency expenses, offset by $1.6 million higher maintenance activity and power costs at our gathering facilities in 2016. Depreciation expense increased $4.9 million primarily due to new oil and gas pipelines brought into service during 2016. General and administrative expenses increased $0.8 million primarily due to increased allocations to us from Hess.

Processing and Storage

Revenues decreased $6.2 million in 2016 compared to 2015, of which $4.5 million of the decrease is attributable to shortfall credits that expired in 2015, offset by $1.4 million of shortfall fees from 2016 being recognized in the same year rather than being recognized in the following year as a result of the changes in our commercial agreements in 2016. The remaining decrease in revenue is attributable to lower volumes primarily due to extreme weather conditions in the fourth quarter of 2016. Operating and maintenance expenses increased $7.7 million primarily due to high maintenance activity and higher power costs at the Tioga Gas Plant in 2016. Depreciation expense increased $2.7 million attributable to new assets placed into service at the Tioga Gas Plant. General and administrative expenses remained relatively flat year over year. Interest expense decreased $1.2 million due to settlement of affiliate loan facilities in 2015.

Terminaling and Export

Revenues decreased $85.2 million in 2016 compared to 2015, of which $84.6 million of the decrease is attributable to lower reimbursements from Hess related to pass-through rail transportation costs due to changes in the use of agreements with BNSF Railway and $18.1 million mainly attributable to lower rail export volumes. This was offset by $17.5 million of shortfall fees from 2016 being recognized in the same year rather than being recognized in the following year as a result of the changes in our commercial agreements in 2016. Operating and maintenance expenses decreased $85.3 million primarily attributable to lower rail transportation costs due to lower rail export volumes and changes in the use of agreements with BNSF Railway, as described above. Depreciation expense increased $6.0 million primarily due to additional rail cars brought into service in 2016 and expensing of certain early stage capital projects that were cancelled. General and administrative expenses remained relatively flat year over year.

Interest and Other

Interest expense increased $1.0 million primarily due to write‑off of unamortized debt issuance costs in 2016 related to an expired revolving credit commitment.

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts promote cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. As a result of the decline in crude oil prices beginning in late 2014, Hess reduced its rig count to two rigs in the Bakken during 2016. During this time, minimum volume commitments provided minimum levels of cash flows and the fee recalculation mechanisms under the agreements supported cash flow stability. During 2017, Hess increased its rig count in the Bakken to four rigs. In January 2018, Hess has also announced its plans to increase its rig count in the Bakken in the second half of 2018 from four to six rigs. The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by Hess in the Bakken, which, in turn, is ultimately dependent on Hess’s exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or Hess’s control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. Furthermore, our ability to execute our growth strategy in the Bakken will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by (used in) operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015
(in millions)		Predecessor	Predecessor
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income (loss):
Net income (loss)	$284.8	$204.9	$193.0
Plus:
Depreciation expense	113.1	99.7	86.1
Interest expense	1.4	1.4	1.9
Adjusted EBITDA	399.3	$306.0	$281.0
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	97.8
Adjusted EBITDA attributable to noncontrolling interest subsequent to the IPO on April 10, 2017(a)	242.2
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$59.3
Less:
Cash interest paid	0.6
Maintenance capital expenditures(b)	-
Distributable cash flow attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$58.7

Reconciliation of Adjusted EBITDA attributable to Hess Midstream

   Partners LP and Distributable Cash Flow attributable to

   Hess Midstream Partners LP to net cash provided by

   (used in) operating activities:

Net cash provided by (used in) operating activities	$399.9
Changes in assets and liabilities	(1.2)
Amortization of deferred financing costs	(0.6)
Unit-based compensation	(0.2)
Interest expense	1.4
Adjusted EBITDA	399.3
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	97.8
Adjusted EBITDA attributable to noncontrolling interest subsequent to the IPO on April 10, 2017(a)	$242.2
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$59.3
Less:
Cash interest paid	0.6
Maintenance capital expenditures(b)	-
Distributable cash flow subsequent to the IPO on April 10, 2017	$58.7

(a)

Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net cash provided by (used in) operating activities:

(b)	Under our contribution agreement, Hess Infrastructure Partners agreed to bear the full costs we incurred for maintenance capital expenditures during the periods presented.

Capital Resources and Liquidity

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

Our partnership agreement requires that we distribute all of our available cash to unitholders. During the year ended December 31, 2017, we made distributions of $0.5810 per unit, or a total of $31.7 million, to the holders of our common and subordinated units. On January 23, 2018, we declared a quarterly cash distribution of $0.3218 per common and subordinated unit that was paid on February 13, 2018 to unitholders of record on February 2, 2018.

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. We have the option to extend the revolving credit facility for two additional one‑year terms and to increase the overall capacity of the revolving credit facility by up to an additional $100.0 million, subject to, among other things, the consent of the lenders. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership. As of December 31, 2017, the credit facility remained undrawn.

Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters (5.0 to 1.0 during the specified period following certain acquisitions).

The credit facility is secured by first priority perfected liens on substantially all of the directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

Cash Flows

The following table sets forth a summary of our cash flows (in millions):

	Year Ended December 31,
	2017	2016	2015
		Predecessor	Predecessor

Cash flows from (used in) operating activities	$399.9	$387.3	$434.5
Cash flows from (used in) investing activities	(136.4)	(263.6)	(361.8)
Cash flows from (used in) financing activities	(216.6)	(123.7)	(72.4)
Net increase (decrease) in cash and cash equivalents	$46.9	$-	$0.3

Operating Activities.  Cash flows provided by operating activities increased $12.6 million for the year ended December 31, 2017 compared to 2016. The change in operating cash flows resulted from an increase in revenues of $56.0 million and a decrease in expenses, other than depreciation, amortization and unit‑based compensation, of $37.0 million, offset by cash used in changes in working capital of $80.4 million.

Cash flows provided by operating activities decreased $47.2 million for the year ended December 31, 2016 compared to 2015. The change in operating cash flows resulted from cash used in changes in working capital of $73.8 million and a decrease in revenues of $55.3 million, offset by a decrease in expenses, other than depreciation and amortization, of $81.9 million.

Investing Activities.  Cash flows used in investing activities decreased $127.2 million for the year ended December 31, 2017 compared to 2016, and $98.2 million for the year ended December 31, 2016 compared to 2015, due to a decrease in capital expenditures and timing of payments primarily related to projects in our gathering business.

Financing Activities.  Cash flows used in financing activities increased $92.9 million for the year ended December 31, 2017 compared to 2016 primarily from higher distributions to unitholders and to Hess Infrastructure Partners of $102.9 million, offset by $10.0 million in proceeds retained by the Partnership from the sale of common units.

Cash flows used in financing activities increased $51.3 million for the year ended December 31, 2016 compared to 2015 primarily due to higher net distributions to the parent.

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Following the closing of the IPO, our partnership agreement requires that we distinguish between maintenance capital expenditures and expansion capital expenditures in accordance with our partnership agreement, even though historically we did not make a distinction between maintenance capital expenditures and expansion capital expenditures in exactly the same way as is required under our partnership agreement. Maintenance capital expenditures are capital expenditures made to maintain, over the long term, our operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish or replace existing assets, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. In contrast, expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating capacity, operating income or revenue over the long term. Examples of expansion capital expenditures include the acquisition of equipment, construction, development or acquisition of additional capacity, or expenditures for connecting additional wells to our gathering systems, to the extent such capital expenditures are expected to expand our long‑term operating capacity, operating income or revenue.

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis (in millions):

	Year Ended December 31,
	2017	2016	2015
		Predecessor	Predecessor
Maintenance	$18.8	$8.0	$18.5
Expansion	94.4	256.9	274.3
Total capital expenditures	113.2	264.9	292.8
(Increase) decrease in accrued liabilities	23.2	(1.3)	69.0
Additions to property, plant and equipment	$136.4	$263.6	$361.8

Capital expenditures decreased in 2017 compared to 2016 primarily due to completion of the Hawkeye Gas and Hawkeye Oil Facility projects in 2017, partially offset by capital expenditures related to well tie-ins, additional compression at Tioga Gas Plant, expansion of rail car ladder tracks to accommodate increased NGL loading at the Tioga Rail Terminal and continued work on the Johnson’s Corner Header System. Capital expenditures decreased in 2016 compared to 2015 primarily due to phasing of the Hawkeye development projects.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2017, is as follows (in millions):

Contractual Obligations	Total	2018	2019	2020	2021	2022 and thereafter

Operating leases	$0.3	$0.1	$0.1	$0.1	$-	$-
Purchase obligations	27.1	27.1	-	-	-	-
Total	$27.4	$27.2	$0.1	$0.1	$-	$-

Purchase obligations represent amounts that were contractually committed as of December 31, 2017, including the portion of our planned capital expenditure program for 2018.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off‑balance sheet liabilities.

Critical Accounting Policies and Estimates

Accounting policies and estimates affect the recognition of assets and liabilities in our consolidated balance sheets and revenues and expenses in our consolidated statements of operations. The accounting methods used can affect net income, partners’ capital and various financial statement ratios. However, the accounting methods generally do not change cash flows or liquidity. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation, subject to the results of impairment testing. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, taxes and the cost of funds used during construction. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and maintenance projects, which do not increase the original efficiency, productivity or capacity of property, plant and equipment, are expensed as incurred. The determination of cost componentization and related estimated useful lives is a significant element in arriving at the results of operations. The estimates affect depreciation expense in our accompanying consolidated statements of operations and balance sheets.

Impairment of Long‑Lived Assets

We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. No impairments of long-lived assets were recorded during the periods included in the accompanying consolidated financial statements. The determination of impairments could be a significant element in arriving at the results of operations. Impairment charges would impact total costs and expenses and net Property, Plant & Equipment in our accompanying consolidated statements of operations and balance sheets.

Depreciation Expense

We calculate depreciation using the straight‑line method based on the estimated useful lives after considering salvage values of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. Depreciation lives related to our significant assets primarily range between 12 to 35 years. However, factors such as maintenance levels, economic conditions impacting the demand for these assets, and regulatory or environmental requirements could cause us to change our estimates, and impact our future calculation of depreciation. The determination of estimated useful lives is a significant element in arriving at depreciation expense. The estimates affect depreciation expense and cost componentization in our accompanying consolidated statements of operations and balance sheets.

Contingencies

In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. Damages or penalties may be sought from us in some matters for which the likelihood of loss may be probable or possible but the amount of loss is not currently estimable. Costs that relate to an existing condition caused by past operations are expensed. Contingent liabilities are recorded when probable and reasonably estimable. On the basis of existing information, we believe that the resolution of any such matters, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. Estimates related to contingencies affect operating expenses in our accompanying consolidated statements of operations and liabilities in our balance sheets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We generally do not take ownership of the crude oil, natural gas or NGLs that we currently gather, process, terminal, store or transport for our customers. Because we generate substantially all of our revenues by charging fees under long-term commercial agreements with Hess with minimum volume commitments, Hess bears the risks associated with fluctuating commodity prices and we have minimal direct exposure to commodity prices.

Any debt that we incur under our revolving credit facility will bear interest at a variable rate, which will expose us to interest rate risk. Unless interest rates increase significantly in the future, our exposure to interest rate risk should be minimal. We do not currently have in place any derivative instruments to hedge any exposure to variable interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HESS MIDSTREAM PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream Partners GP LLC and

Unitholders of Hess Midstream Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hess Midstream Partners LP (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2014.

Houston, Texas

March 12, 2018

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
(in millions, except unit amounts)		Predecessor
Assets
Cash and cash equivalents	$47.2	$0.3
Accounts receivable—affiliate	59.8	44.6
Other current assets	4.4	2.8
Total current assets	111.4	47.7
Property, plant and equipment, net	2,520.5	2,518.6
Other noncurrent assets	3.2	8.4
Total assets	$2,635.1	$2,574.7
Liabilities
Accounts payable—trade	$12.2	$28.8
Accounts payable—affiliate	22.5	241.3
Accrued liabilities	32.7	57.8
Other current liabilities	7.0	4.1
Total current liabilities	74.4	332.0
Other noncurrent liabilities	5.4	4.3
Total liabilities	79.8	336.3
Partners' capital
Net parent investment—Predecessor	-	2,238.4
Common unitholders—public (2017 - 16,997,000 units issued and outstanding, 2016 - 0)	357.7	-
Common unitholders—affiliate (2017 - 10,282,654 units issued and outstanding, 2016 - 0)	40.5	-
Subordinated unitholders—affiliate (2017 - 27,279,654 units issued and outstanding, 2016 - 0)	107.8	-
General partner	14.8	-
Total Hess Midstream Partners LP partners' capital	520.8	-
Noncontrolling interest	2,034.5	-
Total partners' capital	2,555.3	2,238.4
Total liabilities and partners' capital	$2,635.1	$2,574.7

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
(in millions, except per unit amounts)		Predecessor	Predecessor
Revenues and other income
Affiliate services	$565.6	$509.8	$565.1
Other income	0.2	-	-
Total revenues and other income	565.8	509.8	565.1
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	158.4	193.4	274.8
Depreciation expense	113.1	99.7	86.1
General and administrative expenses	8.1	10.4	9.3
Total costs and expenses	279.6	303.5	370.2
Income from operations	286.2	206.3	194.9
Interest expense	1.4	1.4	1.9
Net income	284.8	$204.9	$193.0
Less: Net income prior to the IPO on April 10, 2017	68.2
Less: Net income attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	175.4
Net income attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	41.2
Less: General partner interest in net income attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	0.8
Limited partners' interest in net income attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$40.4
Net income attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per limited partner unit (basic and diluted):
Common	$0.75
Subordinated	$0.75
Weighted average limited partner units outstanding (basic and diluted):
Common	26.9
Subordinated	26.9

Cash distributions declared per unit (*)	$0.9028

(*) Represents cash distributions declared during the month following the end of each respective quarterly period. See Note 14, Subsequent Events.

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Net Parent Investment Predecessor	Total
(in millions)
Balance at December 31, 2014	$-	$-	$-	$-	$-	$780.9	$780.9
Net income	-	-	-	-	-	193.0	193.0
Contribution from parent pursuant to prepaid forward purchase and sales agreement	-	-	-	-	-	104.1	104.1
Distribution to parent pursuant to prepaid forward purchase and sales agreement	-	-	-	-	-	(104.1)	(104.1)
Contribution from parent to settle affiliate debt	-	-	-	-	-	744.9	744.9
Contribution of property, plant and equipment	-	-	-	-	-	53.7	53.7
Other contributions from parent, net	-	-	-	-	-	326.3	326.3
Balance at December 31, 2015	$-	$-	$-	$-	$-	$2,098.8	$2,098.8
Net income	-	-	-	-	-	204.9	204.9
Contribution of property, plant and equipment	-	-	-	-	-	58.4	58.4
Other contributions from parent, net	-	-	-	-	-	(123.7)	(123.7)
Balance at December 31, 2016	$-	$-	$-	$-	$-	$2,238.4	$2,238.4
Net income prior to the IPO on April 10, 2017	-	-	-	-	-	68.2	68.2
Other contributions from parent, net, prior to the IPO on April 10, 2017	-	-	-	-	-	225.0	225.0
Contribution of net assets to Hess Midstream Partners LP	-	134.6	357.2	14.6	2,025.2	(2,531.6)	-
IPO proceeds, net of underwriters' discounts	365.5	-	-	-	-	-	365.5
Offering costs	(10.7)	-	-	-	-	-	(10.7)
Distribution of IPO proceeds	-	(95.7)	(253.8)	-	-	-	(349.5)
Net income subsequent to the IPO on April 10, 2017	12.6	7.6	20.2	0.8	175.4	-	216.6
Unit-based compensation	0.2	-	-	-	-	-	0.2
Distributions to unitholders	(9.9)	(6.0)	(15.8)	(0.6)	-	-	(32.3)
Distributions to noncontrolling interest	-	-	-	-	(244.6)	-	(244.6)
Contributions from noncontrolling interest	-	-	-	-	78.5	-	78.5
Balance at December 31, 2017	$357.7	$40.5	$107.8	$14.8	$2,034.5	$-	$2,555.3

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
(in millions)		Predecessor	Predecessor
Cash flows from operating activities
Net income	$284.8	$204.9	$193.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	113.1	99.7	86.1
Amortization of deferred financing costs	0.6	1.1	-
Unit-based compensation expense	0.2	-	-
Changes in assets and liabilities:
Accounts receivable – affiliate	(15.2)	5.9	(8.2)
Other current and noncurrent assets	(1.7)	2.1	0.8
Accounts payable – trade	(16.6)	(12.7)	15.6
Accounts payable – affiliate	34.4	87.5	153.8
Accrued liabilities	(1.9)	2.4	(11.0)
Other current and noncurrent liabilities	2.2	(3.6)	4.4
Net cash provided by (used in) operating activities	399.9	387.3	434.5
Cash flows from investing activities
Additions to property, plant and equipment	(136.4)	(263.6)	(361.8)
Net cash provided by (used in) investing activities	(136.4)	(263.6)	(361.8)
Cash flows from financing activities
Cash distributions to parent prior to the IPO on April 10, 2017	(95.3)	(306.9)	(339.1)
Cash contributions from parent prior to the IPO on April 10, 2017	67.1	183.2	665.4
IPO proceeds, net of underwriters' discounts	365.5	-	-
IPO offering costs	(2.1)	-	-
Distribution of IPO proceeds to Hess and GIP	(349.5)	-	-
Financing costs	(3.9)	-	(1.1)
Distribution to unitholders	(32.3)	-	-
Distributions to noncontrolling interest	(244.6)	-	-
Contributions from noncontrolling interest	78.5	-	-
Borrowings from (repayments to) parent	-	-	(397.6)
Parent contribution pursuant to prepaid forward purchase and sales agreement	-	-	104.1
Payment to parent pursuant to prepaid forward purchase and sales agreement	-	-	(104.1)
Net cash provided by (used in) financing activities	(216.6)	(123.7)	(72.4)
Increase (decrease) in cash and cash equivalents	46.9	-	0.3
Cash and cash equivalents, beginning of period	0.3	0.3	-
Cash and cash equivalents, end of period	$47.2	$0.3	$0.3
Supplemental disclosure of non-cash investing and financing activities:
Capital expenditures included in accrued liabilities at period end	$22.8	$46.0	$44.7
Contribution from parent to settle accounts payable – affiliate	253.2	-	-
Removal of historical capitalized offering costs	8.6	-	-
Contribution of property, plant and equipment	-	58.4	53.7
Contribution from parent to settle affiliate debt	-	-	744.9

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2.  Summary of Significant Accounting Policies and Basis of Presentation

Predecessor Presentation. The accompanying financial statements for periods prior to the IPO on April 10, 2017, represent the financial position, results of operations, cash flows and net parent investment of the Predecessor on a combined basis and include 100% of the operations of Gathering Opco, HTGP Opco, Logistics Opco, Mentor Storage Terminal and Hess Midstream Partners LP (the “Contributed Business”). These Contributed Businesses are presented based on Hess’s historical cost in the Predecessor financial statements as entities being under common control. All intercompany transactions and accounts within the Predecessor have been eliminated.

The Predecessor’s parent used a centralized approach to the cash management and financing of its operations. Cash generated and used in the Predecessor’s operations was transferred to the parent on a regular basis; therefore, the Predecessor did not have a cash balance as of December 31, 2016. We have reflected cash management and financing activities performed by the parent as a component of net parent investment on the accompanying Predecessor balance sheet, and as Other contributions from parent, net on the accompanying consolidated statements of changes in partners’ capital.

Consolidation. The consolidated financial statements for the period subsequent to the IPO on April 10, 2017, include our accounts and those of our wholly-owned subsidiaries on a consolidated basis. We consolidate the accounts of entities over which we have a controlling financial interest through our ownership of the general partner or the majority voting interests of the entity. We consolidate the activities of Gathering Opco, HTGP Opco and Logistics Opco, which qualify as variable interest entities (“VIE”) under the U.S. generally accepted accounting principles. We have concluded that we are the primary beneficiary of each VIE, as defined in the accounting standards, since we have the power through our general partner and limited partner interests to direct those activities that most significantly impact the economic performance of the Contributed Businesses and have a right to receive benefits and an obligation to absorb losses that could potentially be significant. The conclusion was based on a qualitative analysis that considered the governance structure, the voting rights established between the members which provide us the ability to control the operations of the Contributed Business, and the absence of substantive kick‑out or substantive participating rights of limited partners over the general partners. All financial statement activities associated with VIEs are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We reflect a noncontrolling interest representing the retained interest owned by Hess Infrastructure Partners in the Contributed Businesses in the consolidated financial statements of the Partnership. All intercompany transactions and balances within the Partnership have been eliminated.

Use of Estimates.  We prepare our consolidated financial statements in conformity with the U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years presented. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

Accounts Receivable.  We record affiliate accounts receivable upon performance of services to affiliated companies. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2017 and 2016.

Property, Plant and Equipment.  Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation subject to the results of impairment testing. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, taxes and the cost of funds used during construction. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and maintenance projects, which do not increase the original efficiency, productivity or capacity of property, plant and equipment, are expensed as incurred.

Capitalization of Interest.  Interest charges from borrowings are capitalized on material projects using the weighted average cost of outstanding borrowings until the project is substantially complete and ready for its intended use. Capitalized interest is depreciated over the useful lives of the assets in the same manner as the depreciation of the underlying assets.

Impairment of Long‑Lived Assets.  We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between the fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. No impairments of long‑lived assets were recorded during the years ended December 31, 2017, 2016 and 2015.

Deferred Financing Costs. We capitalize debt issuance costs and fees incurred related to the procurement of our revolving credit facility. We amortize such costs as additional interest expense over the life of the credit agreement using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs related to our revolving credit facility are presented in Other noncurrent assets (2017: $3.2 million, 2016: none) in the accompanying consolidated balance sheets.

Asset Retirement Obligations.  We have recorded legal obligations to remove and dismantle long-lived assets. We recognize a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred. In addition, the fair value of any legally required conditional asset retirement obligations is recorded if the liability can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. We have not incurred significant asset retirement obligations.

Net Parent Investment.  In the accompanying consolidated balance sheets, Net parent investment represents our parent’s historical investment in us, our accumulated net earnings through April 10, 2017, and the net effect of transactions with Hess or Hess Infrastructure Partners.

Revenue Recognition.  We earn substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs, and storing and terminaling propane. We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, price is fixed or determinable and collectability is reasonably assured. We do not own or take title to the volumes that we gather, compress, process, transport or store. Revenues associated with minimum volume commitments are recognized in the period when the shortfall between the actual volumes delivered and the minimum volume commitments for that period is no longer subject to future reduction or offset.

Depreciation Expense.  We calculate depreciation using the straight-line method based on the estimated useful lives after considering salvage values of our assets. Depreciation lives range from 12 to 35 years. However, factors such as maintenance levels, economic conditions impacting the demand for these assets, and regulatory or environmental requirements could cause us to change our estimates, thus impacting the future calculation of depreciation.

Unit‑Based Compensation.  Unit‑based compensation issued to the officers, directors and employees of our general partner is recorded at grant‑date fair value. Expense is recognized on a straight‑line basis over the vesting period of the award and is included in General and administrative expenses in the accompanying consolidated statements of operations. Forfeitures are recognized as they occur.

Income Taxes.  We are not a separate taxable entity for U.S. Federal and state income tax purposes; therefore, we do not provide for income tax benefit or expense. Each partner is subject to income taxes on its share of the Partnership’s earnings.

Comprehensive Income.  We have not reported comprehensive income since there were no items of other comprehensive income (loss) during the years ended December 31, 2017, 2016 and 2015.

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

Environmental and Legal Contingencies.  We accrue and expense environmental costs on an undiscounted basis to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.

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

Fair Value Measurements.  We measure assets and liabilities requiring fair value presentation using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclose such amounts according to the level of valuation inputs under the following hierarchy:

Level 1: Quoted prices in an active market for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are directly or indirectly observable.

Level 3: Unobservable inputs that are significant to the fair value of assets or liabilities.

The classification of an asset or liability within the fair value measurement hierarchy is based on the lowest level of input significant to its fair value.

There were no nonrecurring fair value measurements during the years ended December 31, 2017 and 2016. We had other short-term financial instruments, primarily cash and cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated their fair value as of December 31, 2017 and 2016.

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014‑09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606. This ASU is effective for us beginning in the first quarter of 2018. Our analysis of contracts with customers against the requirements of the standard is complete and we have not identified any changes to the timing of revenue recognition based on the requirements of ASC 606 that would have a material impact on our consolidated financial statements. We will adopt ASC 606 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to partners’ capital as of January 1, 2018.

In February 2016, the FASB issued ASU 2016‑02, Leases, as a new ASC Topic, ASC 842. The new standard will require the recognition of assets and liabilities for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard. This ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted. We have developed and are executing a project plan for the implementation of ASC 842 in the first quarter of 2019. We are progressing our assessment of existing leases and evaluating our disclosure processes with reference to the requirements of the standard. We continue to assess the impact of the ASU on our consolidated financial statements.

Note 3.  Initial Public Offering

On April 5, 2017, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “HESM”. On April 10, 2017, the Partnership closed its IPO of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option, representing 30.5% limited partner interests in the Partnership at a price to the public of $23.00 per unit. The net proceeds from the IPO of approximately $365.5 million, after deducting the underwriters’ discounts and structuring fees of $25.4 million, were used to make a $349.5 million distribution to Hess and GIP, pay $3.9 million for the origination fees on our new revolver and $2.1 million for other IPO offering costs. The Partnership retained and used the remaining proceeds of $10.0 million for general partnership purposes, including for funding our working capital needs.

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

Hess Infrastructure Partners subsequently distributed all of the common units, subordinated units and $349.5 million of cash proceeds to Hess and GIP.

As part of the contribution, conveyance and assumption agreement, Hess Infrastructure Partners also agreed to bear the full cost of capital expenditures related to certain identified uncompleted maintenance capital projects associated with the Contributed Businesses to the extent such projects are commenced prior to the second anniversary of the closing of the IPO. Hess Infrastructure Partners also agreed to pay all costs related to certain other identified maintenance capital projects related to the Contributed Businesses that are incurred prior to the second anniversary of the closing of the IPO up to an aggregate maximum of $20 million, and all costs of any unanticipated maintenance capital projects undertaken by the Contributed Businesses through March 31, 2018, up to a maximum of $10 million on a 100% basis. During the year ended December 31, 2017, Hess Infrastructure Partners contributed $16.9 million to us related to the reimbursement for those maintenance capital projects.

Note 4.  Related Party Transactions

We are part of the consolidated operations of Hess, and substantially all of our revenues as shown on the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 were derived from transactions with Hess and its affiliates, although we plan to provide our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations.

Commercial Agreements

Effective January 1, 2014, we entered into multiple long‑term, fee‑based commercial agreements with certain subsidiaries of Hess that included dedications covering all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators, and fee recalculation mechanisms. Under those agreements through December 31, 2016, if Hess delivered volumes less than applicable commitments during any quarter, Hess would pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing or terminaling fee, which was initially reported in deferred revenue. Shortfall fee payments were available to be credited against future fees for volumes delivered to us in excess of Hess’s nominated volumes up to four quarters after such credit was established. Unused shortfall credits by Hess, which expired after one year, were recognized as revenue. On December 31, 2016, we amended and restated certain of our commercial agreements to remove the shortfall fee credit provision for the initial 10‑year term and reset the minimum volume commitments for the terminal and export services agreement. Under the amended and restated commercial agreements, volume deficiencies are measured quarterly and recognized as revenue in the same period and any associated shortfall payments are not subject to future reduction or offset. During the year ended December 31, 2017, minimum volume shortfall fee payments of $61.6 million (2016: $36.5 million, 2015: $5.5 million) were earned.

For the years ended December 31, 2017, 2016 and 2015, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We are actively marketing our midstream services to, and are pursuing strategic relationships with, third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates and diversify our customer base.

During the year ended December 31, 2017, we recognized, as part of the affiliate revenues, $17.0 million of reimbursements from Hess related to third‑party rail transportation costs (2016: $31.7 million, 2015: $116.3 million). In addition, during the year ended December 31, 2017, we recognized, as part of affiliate revenues, $24.9 million of reimbursements from Hess related to electricity fees (2016: $24.1 million, 2015: $22.3 million). The related costs were included in Operating and maintenance expenses in the accompanying consolidated statements of operations.

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

For the years ended December 31, 2017, 2016 and 2015, we had the following charges from Hess, including for the services agreements described above and expenses directly charged and allocated to the Predecessor. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Year Ended December 31,
	2017	2016	2015
(in millions)		Predecessor	Predecessor
Operating and maintenance expenses	$56.6	$62.5	$58.5
General and administrative expenses	5.9	10.4	9.3
Total	$62.5	$72.9	$67.8

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

Prepaid Forward Purchase and Sales Agreement

In 2015, we entered into a Prepaid Forward Purchase and Sales Agreement with Hess to receive 550 crude oil rail cars for an estimated purchase price of $104.1 million, all of which were received in 2016. In connection with this agreement, Hess contributed to us $104.1 million, which was recorded as a capital contribution in Net parent investment and was subsequently used to prepay the purchase of the crude oil rail cars from Hess. During the year ended December 31, 2016, we recognized $54.1 million (2015: $47.4 million) in Property, plant and equipment and in Contribution of property, plant and equipment.

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	December 31, 2017	December 31, 2016
(in millions, except for number of years)			Predecessor
Gathering assets
Pipelines	22 years	$890.8	$802.8
Compressors, pumping stations and terminals	22 to 25 years	535.5	182.0
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	158.4	154.7
Logistics facilities and railcars	20 to 25 years	371.1	346.0
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	9.2	7.2
Construction-in-progress	N/A	69.5	426.8
Total property, plant and equipment, at cost		3,124.5	3,009.5
Accumulated depreciation		(604.0)	(490.9)
Property, plant and equipment, net		$2,520.5	$2,518.6

Note 6.  Accrued Liabilities and Other Current Liabilities

Accrued liabilities are as follows:

	December 31, 2017	December 31, 2016
(in millions)		Predecessor
Accrued capital expenditures	$22.8	$46.0
Other accruals	9.9	11.8
Total	$32.7	$57.8

Other current liabilities represent payables for property and sales and use taxes.

Note 7.  Debt and Interest Expense

Hess Midstream Partners LP Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit facility). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of December 31, 2017, the revolving credit facility remained undrawn. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

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

Predecessor Affiliate Credit Facilities

The Predecessor had a $1.0 billion unsecured credit facility with Hess to fund capital expenditures related to TGP’s expansion, refurbishment and optimization project and three separate $500.0 million unsecured credit facilities with Hess that were available to fund general corporate expenditures at Gathering Opco, TGP Opco and Logistics Opco, respectively. On June 30, 2015, all affiliate credit facilities were terminated and all balances payable to Hess totaling $744.9 million were settled via capital contributions from Hess.

Interest Paid

The total amount of interest paid on all credit facilities, including facility fees, during the years ended December 31, 2017, 2016 and 2015 was $0.6 million, $0.4 million and $0.3 million, respectively.

Note 8.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. Distributions paid during the year ended December 31, 2017 were as follows:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit
Second Quarter 2017(1)	August 4, 2017	August 14, 2017	$0.2703
Third Quarter 2017	November 3, 2017	November 13, 2017	$0.3107

(1)

The distribution for the second quarter 2017 has been prorated from the closing of the Partnership’s IPO on April 10, 2017 and equates to the minimum quarterly distribution of $0.3000 per unit on a full quarter basis.

On January 23, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.3218 per common and subordinated unit for the quarter ended December 31, 2017, an increase of 3.6% compared with the prior quarter, or 15% on an annualized basis. The distribution will be payable on February 13, 2018 to unitholders of record as of the close of business on February 2, 2018 (see Note 14, Subsequent Events).

Note 9.  Unit-Based Compensation

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

In connection with the consummation of our IPO, we granted awards of phantom units with distribution equivalent rights to certain officers, employees and directors. These phantom units and distribution equivalent rights will vest ratably over a three‑year period beginning on the first anniversary of the consummation of the IPO for officers and employees, and over a one‑year period for directors. Each phantom unit represents the right to receive one of our common units upon vesting (or an equivalent amount of cash). Cash distributions on the phantom units will accumulate and be paid upon vesting. Fair value of phantom units is based on the fair value of the Partnership’s common units on the grant date.

Unit‑based award activity for the year ended December 31, 2017 was as follows:

		Weighted Average
		Award Date
	Number of Units	Fair Value
Outstanding and unvested units at December 31, 2016	-	$-
Granted	45,214	22.86
Forfeited	(1,087)	23.00
Outstanding and unvested units at December 31, 2017	44,127	$22.85

As of December 31, 2017, $0.7 million of compensation cost related to all of our unvested phantom units awarded under the LTIP remained to be recognized. The cost is expected to be recognized over a weighted‑average period of 2.4 years.

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

Net income per limited partner unit is only calculated for the periods subsequent to the IPO as no units were outstanding prior to April 10, 2017. The following table illustrates the Partnership’s calculation of net income per limited partner unit:

Year Ended
(in millions, except per unit amounts)	December 31, 2017
Net income (loss)	$284.8
Less: Net income (loss) prior to the IPO on April 10, 2017	68.2
Less: Net income (loss) attributable to noncontrolling interest subsequent to the IPO on April 10, 2017	175.4
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	41.2
Less: General partner interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	0.8
Limited partners' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$40.4
Common unitholders' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$20.2
Subordinated unitholders' interest in net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	$20.2
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per limited partner unit:
Common (basic and diluted)	$0.75
Subordinated (basic and diluted)	$0.75
Weighted average number of limited partner units outstanding:
Common (basic and diluted)	26.9
Subordinated (basic and diluted)	26.9

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the years ended December 31, 2017, 2016 and 2015.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of December 31, 2017, our reserve for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities was $1.0 million and $2.4 million, respectively. As of December 31, 2016, we had $1.1 million and $2.2 million, respectively.

Legal Proceedings

As of December 31, 2017, and 2016, we did not have accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Lease and Purchase Obligations

We enter into certain lease and purchase commitments in connection with ongoing business activities. As of December 31, 2017, we have future minimum payments of $27.2 million for the year ended December 31, 2018 and $0.2 million of commitments for the years thereafter.

Note 13.  Segments

Our operations are located in the United States and are organized into three reportable segments: (1) gathering, (2) processing and storage and (3) terminaling and export. Our reportable segments comprise the structure used by our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. These segments are strategic business units with differing products and services. The accounting policies of the segments are identical to those described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation. Our CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, defined as earnings before interest, income tax, depreciation and amortization, as further adjusted for other non‑cash, non‑recurring items, if applicable.

Gathering. Our gathering segment consists of the following assets:

•

Natural Gas Gathering and Compression.  A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant and third‑party pipeline facilities. The system also includes the Hawkeye Gas Facility, which was placed into service during the first quarter of 2017.

•

Crude Oil Gathering:  A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System. The system also includes the Hawkeye Oil Facility that was placed into service during the fourth quarter of 2017.

Processing and Storage. Our processing and storage segment consists of the following assets:

•	Tioga Gas Plant (TGP). A natural gas processing and fractionation plant located in Tioga, North Dakota.
•	Mentor Storage Terminal. A propane storage cavern and rail and truck loading and unloading facility located in Mentor, Minnesota.

Terminaling and Export. Our terminaling and export segment consists of the following assets:

•

Ramberg Terminal Facility.  A crude oil pipeline and truck receipt terminal located in Williams County, North Dakota that is capable of delivering crude oil into an interconnecting pipeline for transportation to the Tioga Rail Terminal and to multiple third‑party pipelines and storage facilities.

•	Tioga Rail Terminal. A crude oil and NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.
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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage		Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Year Ended December 31, 2017
Revenues and other income	$271.6	$227.3		$66.7	$0.2	$565.8
Net income (loss)	149.9	123.8		14.4	(3.3)	284.8
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	23.3	18.8		2.4	(3.3)	41.2
Depreciation expense	54.4	43.6		15.1	-	113.1
Interest expense	-	-		-	1.4	1.4
Adjusted EBITDA	204.3	167.4		29.5	(1.9)	399.3
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	31.5	25.1		4.6	(1.9)	59.3
Capital expenditures	72.7	15.9		24.6	-	113.2

	Gathering	Processing and Storage		Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
(in millions)
For the Year Ended December 31, 2016
Revenues and other income	$212.8	$196.7		$100.3	$-	$509.8
Net income (loss)	96.9	92.7		16.7	(1.4)	204.9
Depreciation expense	39.9	44.0		15.8	-	99.7
Interest expense	-	-		-	1.4	1.4
Adjusted EBITDA	136.8	136.7		32.5	-	306.0
Capital expenditures	208.3	35.4		21.2	-	264.9

	Gathering	Processing and Storage		Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
(in millions)
For the Year Ended December 31, 2015
Revenues and other income	$176.7	$202.9		$185.5	$-	$565.1
Net income (loss)	62.4	108.5		22.5	(0.4)	193.0
Depreciation expense	35.0	41.3		9.8	-	86.1
Interest expense	0.3	1.2		-	0.4	1.9
Adjusted EBITDA	97.7	151.0		32.3	-	281.0
Capital expenditures	299.6	(15.3)	*	8.5	-	292.8

*Refund related to TGP’s expansion, refurbishment and optimization project.

Total assets for reportable segments are as follows:

	December 31, 2017	December 31, 2016
(in millions)		Predecessor
Gathering	$1,280.5	$1,246.7
Processing and Storage	972.8	1,000.0
Terminaling and Export	330.8	327.7
Interest and Other	51.0	0.3
Total assets	$2,635.1	$2,574.7

Note 14.  Subsequent Events

On January 23, 2018 the board of directors of our general partner declared a quarterly cash distribution of $0.3218 per common unit for the quarter ended December 31, 2017, (see Note 8, Distributions).

On January 25, 2018, we announced the formation of a 50/50 joint venture with Targa Resources Corp. to construct a new 200 MMcf/d gas processing plant called Little Missouri Four (“LM4”). Our 50% interest in the joint venture will be held through Hess TGP Operations LP, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. We expect to account for our interest in LM4 under the equity method of accounting. Construction costs for LM4 are anticipated to be approximately $150 million gross to the joint venture, with $15 million attributable to the Partnership. In addition, the Partnership and Hess Infrastructure Partners will also invest approximately $100 million gross, $20 million attributable to the Partnership, for new pipeline infrastructure to gather volumes to the LM4 plant. Plant construction activities are expected to be complete by the end of 2018, with other infrastructure to be completed in early 2019 to support volume growth.

Supplemental Quarterly Financial Information (Unaudited)

Supplemental quarterly financial information is as follows:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per unit amounts)	Predecessor
Revenues and other income	$130.3	$138.3	$146.7	$150.5
Net income (loss)	$63.1	$68.1	$76.5	$77.1
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	*	11.4	15.0	14.8
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per limited partner unit (basic and diluted):
Common	*	$0.21	$0.27	$0.26
Subordinated	*	$0.21	$0.27	$0.26

2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per unit amounts)	Predecessor	Predecessor	Predecessor	Predecessor
Revenues and other income	$118.9	$119.0	$120.3	$151.6
Net income (loss)	$46.8	$40.1	$48.4	$69.6
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	*	*	*	*
Net income (loss) attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per limited partner unit (basic and diluted):
Common	*	*	*	*
Subordinated	*	*	*	*

*Information is not applicable for the period prior to the Partnership’s IPO on April 10, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of December 31, 2017, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2017.

The SEC, as required by Section 404 of the Sarbanes‑Oxley Act, adopted rules that generally require every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. Our first Annual Report on Form 10‑K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to new public companies. Management will be required to provide an assessment of effectiveness of our internal control over financial reporting as of December 31, 2018. We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes‑Oxley Act while we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Hess Midstream Partners LP

Because our general partner is a limited partnership, we are managed by the directors and executive officers of its general partner, Hess Midstream Partners GP LLC, a wholly owned subsidiary of Hess Infrastructure Partners. We refer to the board of directors of Hess Midstream Partners GP LLC in this Annual Report on Form 10‑K as our board of directors. Our unitholders are not entitled to elect our general partner, Hess Midstream Partners GP LLC, or the directors on our board of directors, or directly or indirectly participate in our management or operations. Hess and GIP each have the right to nominate certain individuals to serve on our board of directors. Because our general partner is wholly owned by Hess Infrastructure Partners, Hess Infrastructure Partners has the right to elect our entire board of directors, including the independent directors, following their nomination by Hess and GIP.

Our board of directors currently has eight directors, three of whom were nominated by Hess, two of whom were nominated by GIP and three of whom are independent and were nominated by Hess Infrastructure Partners.

Neither we nor our subsidiaries have any employees. Hess Midstream Partners GP LLC, as the general partner of our general partner, has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner, but we sometimes refer to these individuals in this Annual Report on Form 10‑K as our employees.

Director Independence

Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our board of directors or to establish a compensation or a nominating and corporate governance committee. Our board of directors does not currently intend to establish a compensation or a nominating and corporate governance committee. Accordingly, unitholders will not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to satisfy the independence and experience standards established by the NYSE and the Exchange Act within one year of the date our common units are first listed on the NYSE. We currently have three independent directors who satisfy such independence and experience standards.

Committees of the Board of Directors

Our board of directors has a standing audit committee and will have a conflicts committee, and may have such other committees as the board of directors shall determine from time to time.

Audit Committee

The audit committee of our board of directors is currently comprised of three directors, each of whom satisfy the independence and experience standards established by the NYSE and the Exchange Act and all are “audit committee financial experts” as this term is defined by applicable SEC rules. The current members of the audit committee are Messrs. Niemiec, Reddy and Letwin, and Mr. Niemiec serves as the chair of the committee. Our audit committee assists our board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to our audit committee. The charter of our audit committee is available on our website (www.hessmidstream.com) under the “Company” tab.

While our audit committee oversees the Partnership’s financial reporting process on behalf of the board of directors, management has the primary responsibility for preparing the financial statements and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviews and discusses with management the audited financial statements contained in this Annual Report on Form 10‑K.

Conflicts Committee

Our board of directors has the ability to establish a conflicts committee under our partnership agreement. If established, at least two members of the board of directors will serve on the conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The board of directors will determine whether to refer a matter to the conflicts committee on a case‑by‑case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates (including Hess, Hess Infrastructure Partners and GIP), and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any of its affiliates or any interest in us or our subsidiaries other than common units or awards under our long-term incentive plan. If our general partner seeks approval from the conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Directors and Executive Officers of Hess Midstream Partners GP LLC

Directors are elected by Hess Infrastructure Partners and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, our board of directors. The following table shows information for the directors and executive officers of Hess Midstream Partners GP LLC as of December 31, 2017.

Name	Age	Position with Hess Midstream Partners GP LLC
John B. Hess	63	Chairman of the Board of Directors and Chief Executive Officer
John A. Gatling	43	Chief Operating Officer
Jonathan C. Stein	48	Chief Financial Officer
Timothy B. Goodell	60	General Counsel and Secretary
Gerald A. Tamborski	62	Vice President of Operations
John P. Rielly	55	Director and Vice President
Gregory P. Hill	56	Director
William J. Brilliant	42	Director
William A. Woodburn	67	Director
David W. Niemiec	68	Director
John P. Reddy	64	Director
Stephen J. J. Letwin	62	Director

John B. Hess.  John B. Hess was appointed Chairman of our board of directors in September 2014 and has served as Chief Executive Officer of our general partner since July 2014. Mr. Hess has served as Chief Executive Officer of Hess since 1995. Mr. Hess joined Hess in May 1977 and was elected a director in November 1978. He served as Chairman of the Board and Chief Executive Officer of Hess from 1995 until 2013. Mr. Hess has been a member of the board of directors of KKR Management LLC, the general partner of KKR & Co. L.P., since 2011 and of Dow Chemical Company from 2006 until 2013. We believe that Mr. Hess’s extensive experience in the energy industry, including his more than 35‑year career with Hess and his extensive leadership experience in his roles as Chief Executive Officer and Chairman of the Board of Hess, makes him well qualified to serve as Chairman of our board of directors.

John A. Gatling.  John A. Gatling was appointed Chief Operating Officer of our general partner in December 2015. He has served as Chief Operating Officer of Hess Infrastructure Partners since December 2015. Mr. Gatling is also the head of Hess’s Midstream Business and leads Hess’s Onshore Infrastructure, Commercial, Land, Supply Chain and Finance functions. In addition, Mr. Gatling has served as Director of Operational Excellence and Strategic Business Planning for Hess since 2012. Prior to his current roles, Mr. Gatling served as the Senior Manager of Global Production Strategic Planning and Performance Management at Hess from 2010 until 2012. Prior to joining Hess in 2010, Mr. Gatling spent 14 years with Aera Energy, a joint venture affiliate of Shell and ExxonMobil, where he provided leadership for operational excellence, execution of projects, strategic planning and commercial.

Jonathan C. Stein.  Jonathan C. Stein was appointed Chief Financial Officer of our general partner in July 2014. He has served as Chief Financial Officer of Hess Infrastructure Partners since its formation. Mr. Stein continues his role as Vice President, Chief Risk Officer of Hess which he has held since June 2004. In such capacity, he is responsible for Hess’s Corporate Financial Forecasting process, Hess’s Midstream segment financial reporting, derivative disclosure and accounting policy and is a member of Hess’s disclosure review committee. Prior to his current roles, Mr. Stein served as Corporate Risk Manager at Hess. Prior to joining Hess in 2001, Mr. Stein was a consultant with Ernst & Young LLP’s Risk Management and Regulatory Practice, where he assisted financial services and energy trading clients in establishing their risk management infrastructure. Mr. Stein is on the Board of Trustees of the Global Association of Risk Professionals.

Timothy B. Goodell.  Timothy B. Goodell was appointed General Counsel and Secretary of our general partner in July 2014. Mr. Goodell has served as Senior Vice President and General Counsel of Hess since January 2009 and as Corporate Secretary of Hess since September 2016. Prior to joining Hess in 2009, Mr. Goodell served as a partner at the law firm of White & Case LLP, where his practice concentrated in the areas of mergers and acquisitions and securities, as well as general corporate and corporate governance matters.

Gerald A. Tamborski.  Gerald A. Tamborski was appointed Vice President of Operations of our general partner in July 2014. Mr. Tamborski has served as Director of Operations of Midstream Development at Hess since July 2013. Prior to his current roles, Mr. Tamborski served as Director of Operations Excellence for Refining and Terminals at Hess. Prior to joining Hess in 2010, Mr. Tamborski spent 33 years at Shell, BP, Amoco and Atlantic Richfield, holding a variety of leadership positions in Operations, Technology, and Research.

John P. Rielly.  John P. Rielly was appointed a Vice President of our general partner in July 2014 and a member of our board of directors in September 2014. Mr. Rielly has served as Senior Vice President and Chief Financial Officer of Hess since April 2004. Mr. Rielly has also served as Vice President and Controller of Hess from May 2001 to April 2004. Prior to joining Hess, Mr. Rielly was a partner at Ernst & Young LLP. We believe that Mr. Rielly’s extensive experience, particularly his knowledge of industry accounting and financial practices gained during his employment at Hess and Ernst & Young LLP, makes him well qualified to serve as a member of our board of directors.

Gregory P. Hill.  Gregory P. Hill was appointed a member of our board of directors in September 2014. Mr. Hill has served as President, Exploration and Production of Hess since January 2009. In addition, Mr. Hill has served as Chief Operating Officer of Hess since May 2014. Additionally, Mr. Hill served on the board of directors of Hess from 2009 to 2013. Prior to joining Hess in 2009, Mr. Hill spent 25 years at Shell Oil Company, where he performed a variety of operations, engineering, technical and business leadership roles in Asia-Pacific, Europe and the United States, including Executive Vice President—Exploration and Production of Singapore‑based Shell Asia Pacific from 2006 to 2008 while also serving as Chairman of Shell’s Global Production Leadership Team. We believe that Mr. Hills’s extensive experience in the energy industry, particularly his experience in operations and strategic planning, makes him well qualified to serve as a member of our board of directors.

William J. Brilliant.  William J. Brilliant was appointed a member of our board of directors in December 2015. Mr. Brilliant is currently a Partner of GIP and focuses on North American energy investments. Mr. Brilliant is a member of GIP’s Investment and Operating Committees. He has served as a member of GIP’s investment team since May 2007 and led GIP’s investment in Hess Infrastructure Partners. Prior to joining GIP, Mr. Brilliant was an investment banker in the Global Financial Sponsors Group at Lehman Brothers from 2005 to 2007, providing M&A and financial advisory to investment funds throughout their investment cycle. Mr. Brilliant previously served as a director of the general partner of Access Midstream Partners L.P. from June 2012 until July 2014. We believe that Mr. Brilliant’s energy industry background, particularly his expertise in mergers and acquisitions, brings important experience and skill to the board.

William A. Woodburn.  William A. Woodburn was appointed a member of our board of directors in December 2015. Mr. Woodburn is currently a Partner of GIP and oversees GIP’s Operating Team. Mr. Woodburn is a member of the board of GIP and of its Investment, Operating and Portfolio Valuation Committees and serves as chairman of its Portfolio Committee. Mr. Woodburn is a director of the GIP portfolio companies Gatwick Airport Limited, Competitive Power Ventures, Edinburgh Airport and Gas Natural SDG, S.A. Prior to the formation of GIP in 2006, Mr. Woodburn was the President and Chief Executive Officer of GE Infrastructure, which encompassed Water Technologies, Security and Sensing Growth Platforms and GE Fanuc Automation. From 2000 to 2001, Mr. Woodburn served as Executive Vice President and member of the Office of Chief Executive Officer at GE Capital and served as a member of the board of GE Capital. From 1984 to 2000, Mr. Woodburn held several senior roles at GE Specialty Materials, including President and Chief Executive Officer of GE Specialty Materials. Prior to joining GE, Mr. Woodburn was an engagement manager at McKinsey & Company for four years focusing on the energy and transportation industries, and he held process engineering and marketing positions at Union Carbide’s Linde Division for five years. Mr. Woodburn previously served as a director of the general partner of Access Midstream Partners L.P. from January 2010 through July 2014. We believe that Mr. Woodburn’s extensive energy industry background, particularly the leadership skills he developed while serving in several executive positions, brings important experience and skill to the board.

David W. Niemiec.  David W. Niemiec was appointed a member of our board of directors in April 2017. Mr. Niemiec is a private equity investor and has served as an advisor to, and previously a managing director of, Saratoga Partners since 1998. Prior to his affiliation with Saratoga, Mr. Niemiec was Vice Chairman of the investment banking firm Dillon, Read & Co. Inc., where he also served as Chief Financial Officer from 1982 to 1997. Mr. Niemiec is a director or trustee of several mutual funds in the Franklin Templeton Investments family. Mr. Niemiec previously served as director of Emeritus Corporation from 1999 to 2010 and OSI Pharmaceuticals from 2006 to 2010. We believe that Mr. Niemiec’s extensive financial and investment experience makes him well qualified to serve as a member of our board of directors.

John P. Reddy.  John P. Reddy was appointed a member of our board of directors in June 2017. Mr. Reddy has over 20 years of experience in senior financial roles at public companies in the midstream energy sector. Mr. Reddy most recently served as Chief Financial Officer of Spectra Energy Corporation, an owner and operator of pipeline and midstream energy assets, from 2009 to 2017, and Chief Financial Officer of its sponsored master limited partnership, Spectra Energy Partners. Prior to that, he served as Senior Vice President and Chief Financial Officer of Atmos Energy Corporation and in various financial roles with Pacific Enterprises Corporation. Mr. Reddy has also served as a member of the board of directors of DCP Midstream, LLC from 2009 until 2017, and was a member of the board of directors of Paragon Offshore Plc from July 2014 until July 2017. We believe that Mr. Reddy’s extensive financial and industry experience makes him well qualified to serve as a member of our board of directors.

Stephen J.J. Letwin.  Stephen J.J. Letwin was appointed a member of our board of directors in February 2018. Mr. Letwin has over 30 years of experience in senior operating and financial roles in the midstream energy and resources sectors. Mr. Letwin has been the President and Chief Executive Officer of IAMGOLD Corporation since November 2010. Prior to joining IAMGOLD, Mr. Letwin served in senior management roles at Enbridge, Inc., from 1999 through September 2010, most recently as Executive Vice President, Gas Transportation & International, from May 2006 to September 2010, where he was responsible for Enbridge’s natural gas operations and prior to that as Managing Director of Enbridge Energy Partners. Mr. Letwin previously spent 12 years in senior management roles at TransCanada Pipelines Limited, Numac Energy Inc., and Encor Energy Partners. Mr. Letwin currently serves on the board of directors of IAMGOLD and Precision Drilling Corporation and as Chairman of the board of directors of ONEnergy Inc. We believe that Mr. Letwin’s extensive executive, financial and industry experience makes him well qualified to serve as a member of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2017, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

Board Leadership Structure

The chief executive officer of Hess Midstream Partners GP LLC currently serves as the chairman of our board of directors. Our board of directors has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of Hess Midstream Partners GP LLC, which permits the same person to hold both offices. Members of our board of directors are elected by Hess Infrastructure Partners. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.

Board Role in Risk Oversight

Our board of directors has primary responsibility for assessing the major risks facing us and the options for their mitigation. Our audit committee assists the board of directors in its risk oversight responsibilities by reviewing the policies that management has implemented to monitor such exposures, including our financial risk exposures, and the implementation and effectiveness of our compliance programs.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for directors and employees designed to help directors and employees resolve ethical issues in an increasingly complex business environment. Our Code of Business Conduct and Ethics applies to all directors and employees, including the Chief Executive Officer and the Chief Financial Officer. Our Code of Business Conduct and Ethics is available on our website (www.hessmidstream.com) under the “Company” tab.

ITEM 11.Executive Compensation

Neither we nor Hess Midstream Partners GP LLC employ any of the persons who serve as executive officers of Hess Midstream Partners GP LLC and are responsible for managing our business. We are managed by Hess Midstream Partners GP LLC, the executive officers of which are employees of Hess. The executive officers of Hess Midstream Partners GP LLC perform responsibilities for both us and for Hess and its affiliates unrelated to our business. Because our executive officers are employed by Hess, compensation of our executive officers is set and paid by Hess under its compensation programs. Our general partner and Hess Midstream Partners GP LLC have entered into an employee secondment agreement with Hess and certain of its subsidiaries pursuant to which, among other matters, Hess and its subsidiaries make available to our general partner and Hess Midstream Partners GP LLC the services of the employees who serve as our executive officers in exchange for a fee. For additional information relating to the secondment agreement and the fee paid thereunder, please refer to the discussion under the heading “Certain Relationships and Related Party Transactions—Employee Secondment Agreement”.

In addition, as an “emerging growth company,” or EGC, as defined under the applicable rules of the SEC, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to EGCs. For 2017, our Named Executive Officers (NEOs) were as follows:

•	John B. Hess, Chief Executive Officer;
•	Jonathan C. Stein, Chief Financial Officer;
•	John A. Gatling, Chief Operating Officer.

Summary Compensation Table

The following table summarizes the compensation for services rendered to us by the NEOs during 2017, which is limited to awards granted under the Hess Midstream Partners LP 2017 Long‑Term Incentive Plan (the “LTIP”). Under our secondment agreement with Hess, we reimburse Hess for all employee‑related costs attributable to the operational aspects of our business, including employment‑related costs of our executive officers. Except with respect to awards that may be granted from time to time under our LTIP, our executive officers do not receive any additional compensation for their services to our business or as executive officers of our general partner.

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	All Other Compensation	Total
John B. Hess, Chief Executive Officer	2017	$-	$-	$-	$-	$-
Jonathan C. Stein, Chief Financial Officer	2017	$-	$-	$100,000	$-	$100,000
John A. Gatling, Chief Operating Officer	2017	$-	$-	$100,000	$-	$100,000
(1)	Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

Neither we, our general partner, Hess Midstream Partners GP LLC or any of our respective subsidiaries have employees. Hess is contractually obligated to provide us and our subsidiaries with employees and other personnel necessary for us to conduct our operations. This includes all executive officers. The executive officer compensation is paid by Hess or its applicable affiliate and is determined solely based on the roles they perform for Hess, which includes their seconded role as executive officers. Each of our general partner’s executive officers also provide services to Hess and its other affiliates that are unrelated to us and, except with respect to awards granted under our LTIP, none of our executive officers received any separate amounts of compensation for their services to us, our general partner or Hess Midstream Partners GP LLC.

Our LTIP

Hess Midstream Partners GP LLC adopted the LTIP for officers, directors and employees of Hess Midstream Partners GP LLC or its affiliates and other individuals who perform services for us. The LTIP provides for the grant, from time to time at the discretion of the plan administrator or any delegate thereof, subject to applicable law, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit‑based awards. The purpose of awards under the LTIP is to provide additional incentive compensation to employees and other individuals providing services to us, and to align the economic interests of such employees and individuals with the interests of our unitholders. The LTIP limits the number of units that may be delivered pursuant to vested awards to 3,000,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units are available for delivery pursuant to other awards.

The LTIP is generally administered by our board of directors or its delegate and the plan administrator, at its discretion, may terminate the LTIP at any time with respect to the common units for which a grant has not previously been made. The plan administrator also has the right to alter or amend the LTIP or any part of it from time to time or to amend any outstanding award made under the LTIP, provided that no change in any outstanding award may be made that would materially impair the vested rights of the participant without the consent of the affected participant or result in taxation to the participant under Section 409A of the Code.

During 2017, Messrs. Stein and Gatling each received an award of 4,348 phantom units under our LTIP, which were granted in connection with the consummation of our initial public offering in April 2017. Each phantom unit represents the right to receive one of our common units upon vesting (or an equivalent amount of cash).

The following table provides information regarding phantom units with distribution equivalent rights received by our NEOs during the year ended December 31, 2017. These phantom units also include distribution equivalent rights and vest ratably over a three‑year period beginning on the first anniversary of our IPO.

Name	Number of units that have not vested(1)	Market value of units that have not vested(2)
John B. Hess	-	$-
Jonathan C. Stein	4,348	$86,134
John A. Gatling	4,348	$86,134

(1)	Amount shown represents outstanding unvested phantom units as of December 31, 2017. The awards vest in three equal annual installments, with the first installment vesting on April 10, 2018.
(2)	Value shown is based on the closing market price of the Partnership’s common units on December 29, 2017, the last trading day for 2017, of $19.81 per unit.

Non‑employee directors of our general partner received equity grants under the LTIP during 2017, as described below.

Potential Payments Upon Termination or Change in Control

None of our NEO’s have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the phantom units issued pursuant to our LTIP, as of December 31, 2017, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.

The phantom unit awards granted pursuant to the LTIP generally contemplate that the individual grants of phantom units will vest in three equal annual installments based on the grantee’s continued employment through the vesting dates, subject to acceleration upon (i) the grantee’s death or disability, (ii) the grantee’s retirement after attaining age 65 with at least five years of continuous service with Hess or its affiliates, (iii) upon a termination without cause or a resignation for good reason following the occurrence of a change in control of us, or (iv) in the discretion of the plan administrator, which may provide for pro‑rated vesting, upon an early retirement, which is generally defined as a retirement after attaining age 55 with 10 years of service with Hess and its affiliates. The board of directors of our general partner may also accelerate the vesting of the phantom units in its discretion at any time.

Compensation of Our Directors

The officers or employees of Hess or GIP who also serve as our directors do not receive additional compensation for their service as a director of Hess Midstream Partners GP LLC. Our directors who are not officers or employees of Hess or GIP, or “non‑employee directors,” receive cash and equity‑based compensation for their services as directors. The non‑employee director compensation program consists of the following:

•	an annual cash retainer of $65,000;
•	an additional annual cash retainer of $15,000 for service as the lead director or chair of the audit committee and $10,000 for service as the chair of the conflicts committee; and
•	an annual equity‑based award granted under the LTIP having a value as of the grant date of approximately $65,000.

Such directors also receive reimbursement for out‑of‑pocket expenses associated with attending board or committee meetings and are covered by our director and officer liability insurance policies. All directors are indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table provides information regarding the compensation earned by our non‑employee directors during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Total
David W. Niemiec	$59,103	$65,000	$124,103
John P. Reddy	$33,393	$33,571	$66,964
Stephen J. J. Letwin(3)	$-	$-	$-
(1)	Each non‑employee director’s annual cash retainer for 2017 was pro‑rated to reflect his actual length of service during the year.
(2)	Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.
(3)	Mr. Letwin was appointed a member of our board of directors in February 2018 and did not receive any compensation for the year ended December 31, 2017.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of March 8, 2018, the beneficial ownership of units of Hess Midstream Partners LP as held by beneficial owners of 5% or more of the units, by each of our directors and named executive officers, and by all of our directors and executive officers as a group. The percentage of units beneficially owned is based on a total of common units and subordinated units outstanding as of March 8, 2018. Amounts for directors and named executive officers include phantom units granted pursuant to the Hess Midstream Partners LP 2017 Long‑Term Incentive Plan, and which vest within 60 days of March 8, 2018.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned	Subordinated units beneficially owned	Percentage of subordinated units beneficially owned	Percentage of total common units and subordinated units beneficially owned
Hess(1) c/o Hess Corporation 1185 Avenue of the Americas New York, NY 10036	5,141,327	18.8%	13,639,827	50.0%	34.4%
GIP(2) c/o Global Infrastructure Investors II LLC, 12 East 49th Street, 38th Floor, New York, NY 10017	5,141,327	18.8%	13,639,827	50.0%	34.4%
Harvest Fund Advisors LLC 100 West Lancaster Avenue, Suite 200 Wayne, PA 19087	2,894,396	10.6%(3)	-	-%	5.3%(3)
FMR LLC 245 Summer Street Boston, MA 02210	2,621,047	9.6%(4)	-	-%	4.8%(4)
Cohen & Steers, Inc 280 Park Avenue, 10th Floor New York, NY 10017	1,718,840	6.3%(5)	-	-%	3.2%(5)

Directors/Named Executive Officers
John B. Hess(6)	434,800	1.59%	-	-%	*
John A. Gatling	16,449	*	-	-%	*
Jonathan C. Stein	10,149	*	-	-%	*
John P. Rielly	20,000	*	-	-%	*
Gregory P. Hill	4,350	*	-	-%	*
William J. Brilliant(7)	-	*	-	-%	*
William A. Woodburn(7)	-	*	-	-%	*
David W. Niemiec	27,826	*	-	-%	*
John P. Reddy	1,736	*	-	-%	*
Stephen J.J. Letwin	-	*	-	-%	*
All Directors, Director Nominees and Executive Officers as a group(10 persons)	529,534	1.94%	-	-%	*

*Less than 1%.

(1)

Hess is the indirect parent company of Hess Investments North Dakota LLC. Hess Investments North Dakota LLC is the owner of 5,141,327 common units and 13,639,827 subordinated units. Hess may, therefore, be deemed to beneficially own the units held by Hess Investments North Dakota LLC.

(2)

Reflects 5,141,327 common units and 13,639,827 subordinated units held by GIP II Blue Holding Partnership, L.P. (“Blue Holding”). The general partner of Blue Holding is GIP Blue Holding GP, LLC, a Delaware limited liability company (“Blue Holding GP”). Global Infrastructure GP II, L.P., a Guernsey limited partnership (“Global GP”) is the sole member of Blue Holding GP. Global Infrastructure Investors II, LLC, a Delaware limited liability company (“Global Investors” and, together with Global GP, Blue Holding GP and Blue Holding, the “GIP Entities”) is the sole general partner of Global GP. Each of the GIP Entities disclaims beneficial ownership of the common units and subordinated units that are beneficially owned or held of record by any of the other GIP Entities.

(3)	Based on a Schedule 13D filed with the SEC on October 26, 2017. Harvest Fund Advisors LLC has sole voting and dispositive power over the common units.
(4)	Based on a Schedule 13G/A filed with the SEC on February 13, 2018. FMR LLC has sole voting and dispositive power over the common units.
(5)	Based on a Schedule 13G filed with the SEC on February 14, 2018. Cohen & Steers, Inc. has sole voting and dispositive power over the common units.
(6)	This amount includes:
•	32,625 common units owned directly by Mr. Hess, as to which he has sole voting and dispositive power.
•	173,925 common units held by two family limited liability companies controlled by Mr. Hess, as to which Mr. Hess has sole voting and dispositive power.
•

130,425 common units held by a charitable lead annuity trust established under the will of Leon Hess. Mr. Hess has sole voting power over the common units held by this trust and shares dispositive power over such common units with other individuals.

•

97,825 common units held by the Hess Foundation, Inc. of which Mr. Hess is a director and as to which Mr. Hess has sole voting power and shares dispositive power with certain other directors of the foundation.

(7)

William A. Woodburn and William J. Brilliant, directors of our general partner, as members of internal committees of Global Investors, are entitled to vote on decisions to vote, or to direct to vote, and to dispose, or to direct the disposition of, the common units and subordinated units held by Blue Holding but cannot individually control the outcome of such decisions. William A. Woodburn and William J. Brilliant disclaim any beneficial ownership of the common units and subordinated units held by the GIP Entities.

The following table sets forth the number of shares of Hess Corporation common stock beneficially owned as of March 8, 2018, except as otherwise noted, by each of our directors and named executive officers and by all directors and executive officers as a group.

Name	Total number of shares beneficially owned and nature of beneficial ownership(a)	Percent of outstanding shares of common stock owned	Of total number of shares beneficially owned, number of option shares
Directors/Named Executive Officers
John B. Hess	35,909,537(b)(c)(d)(e)	11.50%	951,186
John A. Gatling	26,348	*	12,177
Jonathan C. Stein	43,342	*	21,735
John P. Rielly	543,335	*	205,473
Gregory P. Hill	337,629	*	254,451
William J. Brilliant	-	*	-
William A. Woodburn	-	*	-
David W. Niemiec	-	*	-
John P. Reddy	-	*	-
Stephen J.J. Letwin	-	*	-
All Directors and Executive Officers as a group (10 persons)	37,203,621	11.89%	1,665,975

*The percentage of shares beneficially owned by each director or executive officer does not exceed 1% of the common shares outstanding.

a)

These figures include 62,479 shares vested in the name of Mr. Hess, 4,525 shares vested in the name of Mr. Rielly, 662 shares vested in the name of Mr. Stein, and 67,666 shares vested for all executive officers and directors as a group under the Hess employees’ savings plan as to which these individuals and the group have voting and dispositive power. These amounts also include 49,967 shares held in escrow under Hess Corporation’s Long‑term Incentive Plans for Mr. Hill, 21,150 shares held in escrow under these plans for Mr. Rielly, 6,418 shares held in escrow under these plans for Mr. Gatling, 6,610 shares held in escrow under these plans for Mr. Stein and 116,352 shares held in escrow under these plans for all executive officers and directors as a group. As to these shares, these individuals and the group have voting power but not dispositive power. Holders of stock options do not have the right to vote or any other right of a stockholder with respect to shares of common stock underlying such options until they are exercised.

b)

This amount includes 10,079,037 shares held by a charitable lead annuity trust established under the will of Leon Hess. Mr. Hess has sole voting power over the stock held by this trust and shares dispositive power over such stock with other individuals.

c)

This amount includes 8,817,802 shares held by a limited partnership. Mr. Hess serves on the management committee of the general partner of this limited partnership and shares voting and dispositive power with respect to shares held by the limited partnership.

d)

This amount includes 6,436,881 shares held by the Hess Foundation, Inc. of which Mr. Hess is a director and as to which Mr. Hess has sole voting power and shares dispositive power with certain other directors of the foundation.

e)	This amount includes:
•	1,788,041 shares owned directly by Mr. Hess, as to which he has sole voting and dispositive power.
•	28,753 shares held by a family liability company controlled by Mr. Hess, as to which Mr. Hess has sole voting power and dispositive power.
•	951,186 shares underlying options to purchase common stock, as to which Mr. Hess has no voting or dispositive power until they are acquired upon exercise of the options.
•	330,814 shares vested in the name of Mr. Hess under the employees’ savings plan as to which he has sole voting and dispositive power.
•

1,008,401 shares held by a trust for the benefit of Mr. Hess, of which he is a co‑trustee along with another individual, as to which Mr. Hess has sole voting power and shares dispositive power with another individual.

•

252,509 shares held by six trusts of which Mr. Hess is co-trustee. 121,383 of these shares as to which Mr. Hess has sole voting power and shares dispositive power; 65,466 shares representing shares of common stock issuable upon conversion of Hess Corporation’s mandatory convertible preferred stock, as to which upon conversion of the preferred stock, Mr. Hess will have sole voting power and shared dispositive power; and the remaining 65,660 shares as to which he shares voting and dispositive power.

•

2,371,878 shares held by Mr. Hess’s siblings or their children, or by trusts for the benefit of Mr. Hess’s siblings or their children, as to which Mr. Hess has sole voting power pursuant to shareholders agreements among Mr. Hess and his siblings or their children and as to 973,319 shares of which he shares dispositive power pursuant to a shareholder’s agreement among Mr. Hess and a sibling and others. 100,000 of these shares (representing less than 0.1% of Hess common stock outstanding) have been pledged by certain of the trusts. Mr. Hess is not a trustee of these trusts and has no financial or economic interest in the shares pledged by the trusts.

•	1,008,402 shares held by a trust for the benefit of Mr. Hess’ sibling, of which Mr. Hess has sole voting and shared dispositive power.
•

2,885,946 shares held by trusts as to which Mr. Hess has sole voting power. 1,674,237 of these shares (representing 0.5% of Hess common stock outstanding) have been pledged by certain of the trusts. Mr. Hess is not a trustee of these trusts and has no financial or economic interest in the shares pledged by the trusts.

•

218,222 shares beneficially owned by Mr. Hess, which represents shares of common stock issuable upon conversion of Hess Corporation’s mandatory convertible preferred stock; as to which Mr. Hess will have sole voting and dispositive power upon conversion.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

Hess and GIP collectively own an aggregate of 10,282,654 common units and 27,279,654 subordinated units, representing an aggregate 67.5% limited partner interest in us. In addition, Hess and GIP, through their ownership of Hess Infrastructure Partners, indirectly own and control our general partner, which owns a 2% general partner interest in us and all of our incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

The following information summarizes the distributions and payments, made or to be made, by us to our general partner and its affiliates in connection with the formation, ongoing operation, and liquidation of Hess Midstream Partners LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation stage

The consideration received by our general partner and its affiliates in connection with the contribution of the assets and liabilities to us:

•	10,282,654 common units;
•	27,279,654 subordinated units;
•	a 2% general partner interest in us;
•	the incentive distribution rights; and
•	a distribution of approximately $349.5 million from the net proceeds of our IPO.

Operational stage

Distributions of available cash to our general partner and its affiliates.  We will generally make cash distributions of 98% to the unitholders pro rata, including Hess and GIP, as holders of an aggregate of 10,282,654 common units and 27,279,654 subordinated units, and 2% to our general partner, assuming it makes any capital contributions necessary to maintain its 2% general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% of the distributions above the highest target distribution level.

Payments to our general partner and its affiliates.  Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement and employee secondment agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under our omnibus agreement, we reimburse Hess for expenses incurred by Hess and its affiliates in providing certain operational support and administrative services to us. These reimbursable expenses include an allocable portion of the expenses incurred by Hess in providing services to us based on our proportionate share of operating expenses, capital expenditures and employee compensation, including salaries, bonuses, benefits costs, office space and related support costs and equity compensation. We also reimburse Hess for any additional out-of-pocket costs and expenses incurred by Hess and its affiliates in providing services to us. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits.

Under our employee secondment agreement, Hess seconds to Hess Midstream Partners GP LLC certain employees who serve strategic functions in support of our operations, and Hess Midstream Partners GP LLC pays, and we reimburse Hess Midstream Partners GP LLC for, a secondment fee to Hess.

Withdrawal or removal of our general partner.  If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation stage

Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Our Affiliates in Connection with the IPO Transactions

We and other parties entered into various agreements that affected the transactions, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds of the IPO. While not the result of arm’s‑length negotiations, we believe the terms of all of our initial agreements with Hess, Hess Infrastructure Partners and their affiliates are, and specifically intend the rates to be, generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, were paid for with the proceeds of the IPO.

Omnibus Agreement

At the closing of our IPO, we and certain of our subsidiaries entered into an omnibus agreement with Hess and Hess Infrastructure Partners, certain of their subsidiaries and our general partner that addresses the following matters:

•

our obligation to reimburse Hess for certain direct or allocated costs and expenses incurred by Hess in providing operational support and administrative services (which reimbursement is in addition to certain expenses of our general partner and its affiliates that are reimbursed under our partnership agreement);

•	our right of first offer to acquire our right of first offer assets from Hess Infrastructure Partners;
•	Hess Infrastructure Partners’ obligation to indemnify us for certain environmental and other liabilities;
•

our obligation to indemnify Hess, Hess Infrastructure Partners and its subsidiaries for events and conditions associated with the operation of our assets that occur after the closing of this offering and for environmental liabilities related to our assets to the extent Hess is not required to indemnify us; and

•	the granting of a license from Hess to us with respect to use of certain Hess trademarks.

The omnibus agreement will remain in full force and effect for so long as Hess and its affiliates collectively own at least a 15% ownership interest in the general partner of Hess Infrastructure Partners, which controls our general partner. If Hess and its affiliates cease to own at least a 15% ownership interest in the general partner of Hess Infrastructure Partners, any party may terminate the omnibus agreement upon written notice to the other parties. In the event of any termination of the omnibus agreement, the indemnification obligations will remain in full force and effect in accordance with their terms.

Reimbursement of expenses.  Pursuant to the omnibus agreement, Hess provides certain operational support and administrative services for our benefit, including, among other services: accounting services (including internal audit and public company reporting); information technology; legal services; environmental, health and safety services; office services; human resources services; purchasing and supply chain management; records management; real estate management; insurance services and claims management; tax services; treasury and banking services; corporate communications and investor relations; and management reporting and analysis. As consideration for Hess’s provision of the operational support and administrative services, we reimburse Hess for all reasonable direct and allocated costs and expenses incurred by Hess in connection with the provision of the operational support and administrative services, including, but not limited to, the following:

•

the total allocable costs of Hess’s employees and contractors, subcontractors or other outside personnel engaged by Hess to the extent such employees and outside personnel perform operational support and administrative services for our benefit, plus a specified percentage markup of such amount depending on the type of service provided;

•	any expenses incurred or payments made by Hess on our behalf that relate to insurance coverage with respect to our assets or business;
•	all expenses and expenditures incurred by Hess on our behalf as a result of our becoming and continuing as a publicly traded partnership; and
•

any other out-of-pocket costs and expenses incurred by Hess in providing the operational support and administrative services, as well as any other out-of-pocket costs and expenses incurred by Hess on our behalf.

To the extent any of the costs and expenses identified above are reimbursed on an allocation basis, such allocation is determined by Hess’s then-current corporate transfer pricing practices, as generally applied in a non-discriminatory manner.

Our reimbursement of Hess under the omnibus agreement is in addition to our reimbursement of our general partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our partnership agreement.

Right of first offer.  Under the omnibus agreement, until the earlier to occur of the tenth anniversary of the closing of our IPO and the date that Hess and its affiliates cease to own at least a 15% ownership interest in the general partner of Hess Infrastructure Partners, if Hess Infrastructure Partners decides to sell, transfer or otherwise dispose of any of the assets listed below, Hess Infrastructure Partners will provide us with the opportunity to make the first offer on such assets:

•	Hess Infrastructure Partners’ retained 80% economic interest and 49% voting interest in Gathering Opco;
•	Hess Infrastructure Partners’ retained 80% economic interest and 49% voting interest in HTGP Opco; and
•	Hess Infrastructure Partners’ retained 80% economic interest and 49% voting interest in Logistics Opco.

The consummation and timing of any acquisition by us of the assets covered by our right of first offer will depend upon, among other things, Hess Infrastructure Partners’ decision to sell any of those assets and our ability to reach an agreement with Hess Infrastructure Partners on price and other terms. Accordingly, we can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Hess Infrastructure Partners is under no obligation to accept any offer that we may choose to make.

Indemnification.  Under the omnibus agreement, Hess Infrastructure Partners will indemnify us for all known and certain unknown environmental liabilities that are associated with the ownership or operation of our assets and due to occurrences on or before the closing of our IPO. Indemnification for any unknown environmental liabilities will be limited to liabilities due to occurrences on or before the closing of our IPO and identified prior to the fifth anniversary of the closing of our IPO, and will be subject to a deductible of $100,000 per claim before we are entitled to indemnification. For purposes of calculating the deductible, a “claim” will include all liabilities that arise from a discrete act or event. There is a $15 million limit (inclusive of any punitive, special, indirect or consequential damages) on the amount for which Hess Infrastructure Partners’ will indemnify us for environmental liabilities under the omnibus agreement once we meet the deductible, except that Hess Infrastructure Partners’ obligation to indemnify us for any costs we may incur as a result of the February 2013 Notice of Violation Hess received from the North Dakota Department of Health, including any costs arising under the related consent agreement, will not be subject to the $15 million limit. Hess Infrastructure Partners will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that are identified prior to the fifth anniversary of the closing of our IPO, and will be subject to a deductible of $50,000 per claim before we are entitled to indemnification.

Hess Infrastructure Partners will also indemnify us for liabilities relating to:

•

the consummation of the transactions contemplated by our contribution agreement or the assets contributed to us, other than environmental liabilities, that arise out of the ownership or operation of the assets prior to the closing of our IPO and that are asserted prior to the fifth anniversary of the closing of our IPO;

•	events and conditions associated with any assets retained by Hess Infrastructure Partners;
•	litigation matters attributable to the ownership or operation of the assets contributed to us prior to the closing of our IPO; and
•

all tax liabilities attributable to the assets contributed to us arising prior to the closing of our IPO or otherwise related to Hess Infrastructure Partners’ contribution of those assets to us in connection with our IPO.

We have agreed to indemnify Hess Infrastructure Partners for events and conditions associated with the ownership or operation of our assets (other than those assets owned by Gathering Opco, HTGP Opco and Logistics Opco) that occur after the closing of our IPO and for environmental liabilities related to our assets (other than those assets owned by Gathering Opco, HTGP Opco and Logistics Opco) to the extent Hess Infrastructure Partners is not required to indemnify us as described above.

Gathering Opco, HTGP Opco or Logistics Opco, as applicable, will indemnify Hess and Hess Infrastructure Partners for events and conditions associated with the ownership or operation of the assets of Gathering Opco, HTGP Opco or Logistics Opco, as applicable, that occur after the closing of our IPO and for environmental liabilities related to the assets of Gathering Opco, HTGP Opco or Logistics Opco, as applicable, to the extent Hess Infrastructure Partners is not required to indemnify us as described above. There is no limit on the amount for which we, Gathering Opco, HTGP Opco or Logistics Opco will indemnify Hess Infrastructure Partners or Hess, as applicable, under the omnibus agreement.

License of trademarks.  Hess granted us a non-transferable, nonexclusive, royalty free right and license to use Hess’s trademarks and tradenames. This license will terminate upon the termination of the omnibus agreement.

Employee Secondment Agreement

Our general partner and Hess Midstream Partners GP LLC entered into an employee secondment agreement with Hess and an affiliate of Hess pursuant to which certain employees of Hess are seconded to our general partner to provide services with respect to our assets and operations, including, among other things: (i) corporate functions such as: executive oversight (including select positions involving legal, tax and management of key controls and processes); business and corporate development (including treasurer, controller and corporate secretary functions); unitholder and investor relations; communications and public relations; (ii) maintenance functions such as day‑to‑day routine and emergency supervision and related functions required in connection with the maintenance and repair of our assets; obligations required by right-of-way agreements; equipment inspection, surveillance, corrosion control and monitoring; troubleshooting; implementing a preventative maintenance program; record retention; and regulatory and safety compliance; (iii) operating functions such as day‑to‑day routine and emergency supervision of the operation of our assets; monitoring and control of processing and terminaling facilities and pipelines; periodic performance testing; scheduling and coordinating all outages and maintenance shutdowns; obtaining and renewing operating licenses and permits; and technical engineering support; (iv) administrative functions such as preparation, filing and renewal of tariffs, permits and permit updates; filings with FERC; and product quality and assurance; (v) construction functions such as construction, reconstruction, reconditioning, overhaul and replacement of our assets and related facilities; and oversight, management, planning, design and engineering functions necessary in connection with such activities; and (vi) and such other operational, commercial and business functions that are necessary to develop and execute our business strategy. During their period of secondment to our general partner, the seconded employees work under the management and supervision of Hess Midstream Partners GP LLC, on behalf of our general partner.

In consideration of the services provided by Hess and its affiliates under the employee secondment agreement, Hess Midstream Partners GP LLC pays Hess a secondment fee, payable on a monthly basis, that is intended to cover and reimburse Hess for the total costs actually incurred by Hess and its affiliates in connection with employing the seconded employees to the extent such total costs are attributable to the provision of services with respect to our assets and operations. Hess determines in good faith the percentage of the costs that are attributable to the services provided by the seconded employees based on Hess’s then-current corporate transfer pricing policies, as generally applied in a non-discriminatory manner, or based on such other reasonable cost allocation methodology as Hess shall determine. We reimburse Hess Midstream Partners GP LLC for the cost of the secondment fee payable by Hess Midstream Partners GP LLC under the agreement.

The employee secondment agreement has an initial term of 10 years and may be renewed by our general partner for one additional 10‑year term. Our general partner may terminate the agreement or reduce the level of services under the agreement at any time upon 30 days’ prior written notice to Hess. Either party may terminate the agreement if Hess no longer owns at least a 15% ownership interest in the general partner of Hess Infrastructure Partners, or if the other party is in material default under the agreement and such party fails to cure the material default within 15 days or if the other party files for bankruptcy, makes an assignment for the benefit of creditors, or otherwise becomes bankrupt.

Under the agreement, Hess will indemnify us, our general partner, Hess Midstream Partners GP LLC and our respective directors, officers, employee and subsidiaries from any costs, expenses, claims, losses or liabilities arising from the termination of employment of any seconded employee by Hess without the prior written consent of our general partner, even though such costs, expenses, claims, losses or liabilities may be caused by our negligence, except to the extent that such costs, expenses, claims, losses or liabilities arise out of our sole negligence, gross negligence or willful misconduct.

Commercial agreements

We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term and is dated effective January 1, 2014 and may be renewed by us at our sole option for an additional 10‑year term. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection.

Under these commercial agreements, we provide gathering, compression, processing, fractionation, storage, terminaling, loading and transportation services to Hess, and Hess is obligated to provide us with minimum volumes of crude oil, natural gas and NGLs. These commercial agreements are currently the source of substantially all of our revenue.

Compressed Natural Gas Agreement

We have entered into a 9‑year compressed natural gas agreement with Hess under which Hess delivers residue gas to us at the inlet of our CNG terminal at the Tioga Gas Plant, and we receive and compress the residue gas and deliver CNG to the tailgate of the CNG terminal for Hess. Hess pays us a fee per Mcf of CNG we deliver to Hess each month. Our compressed natural gas agreement is dated effective January 1, 2015.

Contribution Agreement

At the closing of our IPO, we entered into a contribution, conveyance and assumption agreement, which we refer to as our contribution agreement, with our general partner, Hess, GIP, Hess Infrastructure Partners and certain of their subsidiaries under which Hess Infrastructure Partners contributed all of our initial assets to us. Pursuant to the contribution agreement, Hess Infrastructure Partners and our general partner contributed a 20% controlling economic interest in Gathering Opco, a 20% controlling economic interest in HTGP Opco, a 20% controlling economic interest in Logistics Opco and a 100% ownership interest in Mentor Holdings to us.

Under our contribution agreement, Hess Infrastructure Partners agreed to bear the full cost of capital expenditures related to certain identified uncompleted maintenance capital projects associated with our initial assets to the extent such projects are commenced prior to the second anniversary of the closing of our IPO. Hess Infrastructure Partners also agreed to pay (i) all costs related to certain other identified maintenance capital projects related to our joint interest assets that are incurred prior to the second anniversary of the closing of our IPO and do not exceed an aggregate maximum of $20 million and (ii) the costs of any unanticipated maintenance capital projects undertaken by Gathering Opco, HTGP Opco, Logistics Opco and Mentor Holdings during the twelve months ending March 31, 2018, up to a maximum of $10 million on a 100% basis.

Registration Rights Agreement

At the closing of our IPO, we entered into a registration rights agreement with Hess and GIP pursuant to which we granted each of Hess and GIP and certain of their affiliates certain demand and “piggyback” registration rights. Under the registration rights agreement, each of Hess and GIP and certain of their affiliates will generally have the right to require us to file a registration statement for the public sale of all of the common units (including any common units received in connection with the conversion of subordinated units) owned by them. In addition, if we sell any common units in a registered underwritten offering, each of Hess and GIP and certain of their affiliates will have the right, subject to specified limitations, to include their common units in that offering.

We will generally pay all expenses relating to any demand or piggyback registration, except for underwriters or brokers’ commission or discounts and expenses of counsel or advisors to the selling unitholders.

See Note 4. Related Party Transactions in Notes to Consolidated Financial Statements for further discussion of our related party agreements and amounts paid thereunder.

Procedures for Review, Approval and Ratification of Related Person Transactions

Our board of directors adopted a related party transactions policy in connection with the closing of our IPO that provides that our board of directors or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that our board of directors or its authorized committee considers ratification of a related person transaction and determines not to so ratify, our Code of Business Conduct and Ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.

The related party transactions policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, our board of directors or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (1) whether there is an appropriate business justification for the transaction; (2) the benefits that accrue to us as a result of the transaction; (3) the terms available to unrelated third parties entering into similar transactions; (4) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (5) the availability of other sources for comparable products or services; (6) whether it is a single transaction or a series of ongoing, related transactions; and (7) whether entering into the transaction would be consistent with the Code of Business Conduct and Ethics.

Director Independence

Please see Item 10. Directors, Executive Officers and Corporate Governance for information on director independence required by Item 407(a) of Regulation S‑K.

ITEM 14.Principal Accounting Fees and Services

The table below sets forth the aggregate fees and expenses for the year ended December 31, 2017 for professional services performed by our independent registered public accounting firm Ernst & Young LLP:

(in thousands)	Year Ended December 31, 2017
Audit Fees(1)	$1,076.0
Audit Related Fees	-
Tax Fees	-
Other Fees	-
Total Fees	$1,076.0

(1)

The audit fees presented above for the year ended December 31, 2017, were for professional services rendered during the period subsequent to the IPO. Total audit fees incurred prior to the IPO were $336 thousand and were paid by Hess Infrastructure Partners LP.

The audit committee of our board of directors has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre‑approve any non‑audit services and tax services to be rendered by our independent registered public accounting firm.

The audit committee has adopted a pre‑approval policy with respect to services which may be performed by Ernst &Young LLP. This policy lists specific audit‑related and tax services, as well as any other services that Ernst &Young LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional audit committee authorization. The audit committee receives quarterly reports on the status of expenditures pursuant to that pre‑approval policy. The audit committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre‑approval by the audit committee. For the year ended December 31, 2017, the audit committee of the board of directors of our general partner approved 100% of the fees for the services described above.

The audit committee of our board of directors has approved the appointment of Ernst &Young LP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2018.

PART IV

ITEM 15.Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
3.1

Amended and Restated Certificate of Limited Partnership of Hess Midstream Partners LP, dated April 7, 2017 (incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).

3.2

Second Amended and Restated Agreement of Limited Partnership of Hess Midstream Partners LP, dated April 10, 2017 (incorporated by reference herein to Exhibit 3.3 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).

4.1

Registration Rights Agreement, dated as of April 10, 2017, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Midstream Partners GP LLC, Hess Investments North Dakota LLC and GIP II Blue Holding Partnership, L.P. (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).

10.1

Contribution, Conveyance and Assumption Agreement dated as of April 4, 2017, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Midstream Partners GP LLC, Hess Corporation, Hess Infrastructure Partners LP, Hess Infrastructure Partners GP LLC, Hess Investments North Dakota LLC, Hess Midstream Holdings LLC, Hess North Dakota Export Logistics Operations LP, Hess North Dakota Export Logistics LLC, Hess North Dakota Export Logistics GP LLC, Hess North Dakota Export Logistics Holdings LLC, Hess TGP Operations LP, Hess TGP GP LLC, Hess TGP Holdings LLC, Hess Tioga Gas Plant LLC, Hess North Dakota Pipelines Operations LP, Hess North Dakota Pipelines GP LLC, Hess North Dakota Pipelines Holdings LLC, Hess North Dakota Pipelines LLC, Hess Mentor Storage Holdings LLC and Hess Mentor Storage LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).

10.2

Omnibus Agreement, effective as of April 10, 2017, by and among Hess Corporation, Hess Infrastructure Partners LP, Hess Infrastructure Partners GP LLC, Hess Midstream Partners LP, Hess TGP GP LLC, Hess TGP Operations LP, Hess North Dakota Export Logistics GP LLC, Hess North Dakota Export Logistics Operations LP, Hess North Dakota Pipelines Operations LP, Hess North Dakota Pipelines GP LLC, Hess Midstream Partners GP LP, and Hess Midstream Partners GP LLC (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).

10.3

Employee Secondment Agreement, dated as of April 10, 2017, by and among Hess Corporation, Hess Trading Corporation, Hess Midstream Partners GP LP, and Hess Midstream Partners GP LLC (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).

10.4#	Hess Midstream Partners LP 2017 Long‑Term Incentive Plan (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).
10.5#	Form of Phantom Unit Agreement (incorporated by reference herein to Exhibit 10.14 filed as Exhibit 10.14 to Registration Statement on Form S‑1 (File No. 333‑198896) filed on February 13, 2017).
10.6

Second Amended and Restated Agreement of Limited Partnership of Hess TGP Operations LP, dated April 10, 2017 (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8‑K (File No. 001-38050) filed on April 10, 2017).

10.7

Second Amended and Restated Agreement of Limited Partnership of Hess North Dakota Export Logistics Operations LP, dated April 10, 2017 (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).

10.8

Amended and Restated Limited Agreement of Limited Partnership of Hess North Dakota Pipelines Operations LP, dated April 10, 2017 (incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).

10.9

Credit Agreement, dated as of March 15, 2017, among Hess Midstream Partners LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., Citibank, N.A., Goldman Sachs Lending Partners LLC and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as syndication agents, The Bank of Nova Scotia, ING Capital LLC and Sumitomo Mitsui Banking Corporation, as documentation agents, JPMorgan Chase Bank, N.A., The Bank of Tokyo‑Mitsubishi UFJ, Ltd., Citigroup Global Markets Inc., Goldman Sachs Lending Partners LLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners, and the other commercial lending institutions party named therein (incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8‑K (File No. 001‑38050) filed on April 10, 2017).

10.10†

Amended and Restated Gas Processing and Fractionation Agreement, effective as of January 1, 2014, by and between Hess Trading Corporation and Hess Tioga Gas Plant LLC (incorporated by reference herein to Exhibit 10.7.1 to the Registration Statement on Form S‑1 (File No. 333‑198896) filed on March 16, 2017).

10.11†

Second Amended and Restated Terminal and Export Services Agreement, effective as of January 1, 2014, by and between Hess Trading Corporation and Hess North Dakota Export Logistics LLC (incorporated by reference herein to Exhibit 10.8.1 to the Registration Statement on Form S‑1 (File No. 333‑198896) filed on March 16, 2017).

10.12†

Storage Services Agreement, effective as of January 1, 2014, by and between Solar Gas, Inc. and Hess Mentor Storage LLC (incorporated by reference herein to Exhibit 10.9 to the Registration Statement on Form S‑1 (File No. 333‑198896) filed on March 16, 2017).

10.13†

Amended and Restated Crude Oil Gathering Agreement, effective as of January 1, 2014, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.10 to the Registration Statement on Form S‑1 (File No. 333‑198896) filed on March 16, 2017).

10.14†

Amended and Restated Gas Gathering Agreement, effective as of January 1, 2014, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.11 to the Registration Statement on Form S‑1 (File No. 333‑198896) filed on March 16, 2017).

21.1	Subsidiaries of Hess Midstream Partners LP
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(INS)	XBRL Instance Document
101(SCH)	XBRL Schema Document
101(CAL)	XBRL Calculation Linkbase Document
101(LAB)	XBRL Presentation Linkbase Document
101(PRE)	XBRL Definition Linkbase Document

†Confidential treatment has been granted for certain portions of this exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such provisions have been omitted and filed separately with the Securities and Exchange Commission.

#Compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2018.

Hess Midstream Partners LP (Registrant)
By:	Hess Midstream Partners GP LP, its General Partner
By:	Hess Midstream Partners GP LLC, its General Partner

By:	/s/ John B. Hess
John B. Hess,
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2018.

/s/ John B. Hess
John B. Hess,
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan C. Stein
Jonathan C. Stein
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John P. Rielly
John P. Rielly,
Director and Vice President

/s/ Gregory P. Hill
Gregory P. Hill
Director

/s/ William J. Brilliant
William J. Brilliant
Director

/s/ William A. Woodburn
William A. Woodburn
Director

/s/ David W. Niemiec
David W. Niemiec
Director

/s/ John P. Reddy
John P. Reddy
Director

/s/ Stephen J.J. Letwin
Stephen J. J. Letwin
Director