Form 10-Q
period 2018-03-31
Hess Midstream Partners LP
filed 2018-05-11
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

At May 4, 2018, the registrant had 27,295,295 common units and 27,279,654 subordinated units outstanding.

HESS MIDSTREAM PARTNERS LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	March 31,	December 31,
	2018	2017
(in millions, except unit amounts)	(unaudited)
Assets
Cash and cash equivalents	$37.5	$47.2
Accounts receivable—affiliate:
From contracts with customers	66.8	58.5
Other receivables	0.9	1.3
Other current assets	1.8	4.4
Total current assets	107.0	111.4
Equity investments	24.3	-
Property, plant and equipment, net	2,527.1	2,520.5
Other noncurrent assets	2.9	3.2
Total assets	$2,661.3	$2,635.1
Liabilities
Accounts payable—trade	$14.8	$12.2
Accounts payable—affiliate	20.7	22.5
Accrued liabilities	33.1	32.7
Other current liabilities	1.8	7.0
Total current liabilities	70.4	74.4
Other noncurrent liabilities	5.5	5.4
Total liabilities	75.9	79.8
Partners' capital
Common unitholders—public (16,997,000 units issued and outstanding as of March 31, 2018 and December 31, 2017)	357.6	357.7
Common unitholders—affiliate (10,282,654 units issued and outstanding as of March 31, 2018 and December 31, 2017)	40.4	40.5
Subordinated unitholders—affiliate (27,279,654 units issued and outstanding as of March 31, 2018 and December 31, 2017)	107.3	107.8
General partner	14.7	14.8
Total Hess Midstream Partners LP partners' capital	520.0	520.8
Noncontrolling interest	2,065.4	2,034.5
Total partners' capital	2,585.4	2,555.3
Total liabilities and partners' capital	$2,661.3	$2,635.1

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
(in millions, except per unit amounts)		Predecessor
Revenues
Affiliate services	$156.8	$130.3
Other income	0.2	-
Total revenues	157.0	130.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	34.6	38.9
Depreciation expense	30.0	26.8
General and administrative expenses	3.1	1.5
Total costs and expenses	67.7	67.2
Income from operations	89.3	63.1
Interest expense, net	0.3	-
Net income	89.0	$63.1
Less: Net income attributable to noncontrolling interest	72.0
Net income attributable to Hess Midstream Partners LP	17.0
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	0.3
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$16.7

Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.30
Subordinated	$0.30

Weighted average limited partner units outstanding (basic and diluted):
Common	27.3
Subordinated	27.3

Cash distributions declared per unit (*)	$0.3333

(*) Represents cash distributions declared during the month following the end of each respective quarterly period. See Note 13, Subsequent Event.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Net Parent Investment Predecessor	Total
(in millions)
Balance at December 31, 2016	$-	$-	$-	$-	$-	$2,238.4	$2,238.4
Net income						63.1	63.1
Other contributions from (distributions to) parent, net	-	-	-	-	-	(28.2)	(28.2)
Balance at March 31, 2017	$-	$-	$-	$-	$-	$2,273.3	$2,273.3

Balance at December 31, 2017	$357.7	$40.5	$107.8	$14.8	$2,034.5	$-	$2,555.3
Net income	5.2	3.2	8.3	0.3	72.0	-	89.0
Unit-based compensation	0.1	-	-	-	-	-	0.1
Distributions to unitholders	(5.4)	(3.3)	(8.8)	(0.4)	-	-	(17.9)
Distributions to noncontrolling interest	-	-	-	-	(61.7)	-	(61.7)
Contributions from noncontrolling interest	-	-	-	-	20.6	-	20.6
Balance at March 31, 2018	$357.6	$40.4	$107.3	$14.7	$2,065.4	$-	$2,585.4

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
(in millions)		Predecessor
Cash flows from operating activities
Net income	$89.0	$63.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	30.0	26.8
Amortization of deferred financing costs	0.3	-
Unit-based compensation expense	0.1	-
Changes in assets and liabilities:
Accounts receivable – affiliate	(7.9)	(15.7)
Other current and noncurrent assets	2.6	(0.8)
Accounts payable – trade	2.6	(17.6)
Accounts payable – affiliate	(1.8)	26.0
Accrued liabilities	0.7	(3.4)
Other current and noncurrent liabilities	(5.1)	(2.8)
Net cash provided by (used in) operating activities	110.5	75.6
Cash flows from investing activities
Payments for equity investments	(24.3)	-
Additions to property, plant and equipment	(36.9)	(47.4)
Net cash provided by (used in) investing activities	(61.2)	(47.4)
Cash flows from financing activities
Cash distributions to parent prior to the IPO on April 10, 2017	-	(95.3)
Cash contributions from parent prior to the IPO on April 10, 2017	-	67.1
Distribution to unitholders	(17.9)	-
Distributions to noncontrolling interest	(61.7)	-
Contributions from noncontrolling interest	20.6	-
Net cash provided by (used in) financing activities	(59.0)	(28.2)
Increase (decrease) in cash and cash equivalents	(9.7)	-
Cash and cash equivalents, beginning of period	47.2	0.3
Cash and cash equivalents, end of period	$37.5	$0.3

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

On April 10, 2017, the Partnership completed its initial public offering (“IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment options, representing 30.5% limited partner interests in the Partnership at a price to the public of $23.00 per common unit. In connection with the Partnership’s IPO, Hess Infrastructure Partners contributed a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”) which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal in North Dakota, and a 100% ownership interest in Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota, (collectively, the “Contributed Businesses”) to the Partnership.

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day gas processing plant called Little Missouri Four (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Targa Resources Corp. manages the construction of LM4 and will operate the plant.

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

Our assets and operations are organized into the following three segments: (1) gathering, (2) processing and storage and (3) terminaling and export (see Note 12, Segments).

Note 2.  Basis of Presentation

Presentation.  The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2018 and December 31, 2017, the consolidated results of operations for the three months ended March 31, 2018 and 2017, and consolidated cash flows for the three months ended March 31, 2018 and 2017. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the Partnership’s annual report on Form 10‑K for the year ended December 31, 2017.

Prior to the Partnership’s IPO on April 10, 2017, our financial position, results of operations and cash flows consisted of the Predecessor, which represented a combined reporting entity. Subsequent to the IPO, our financial position, results of operations and cash flows consist of consolidated Hess Midstream Partners LP activities and balances. The assets and liabilities in our consolidated financial statements have been reflected on a historical cost basis as immediately prior to the IPO all of the assets and liabilities presented were wholly‑owned by Hess Infrastructure Partners and were transferred within the Hess Infrastructure Partners consolidated group.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidation.  We consolidate the activities of Gathering Opco, HTGP Opco and Logistics Opco, which qualify as variable interest entities (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of each VIE, as defined in the accounting standards, since we have the power through our general partner interests to direct those activities that most significantly impact the economic performance of the Contributed Businesses and have a right to receive benefits and an obligation to absorb losses that could potentially be significant. All financial statement activities associated with VIEs are captured within gathering, processing and storage, and terminaling and export segments (see Note 12, Segments). We reflect a noncontrolling interest representing the retained limited partner interest owned by Hess Infrastructure Partners in the Contributed Businesses in the consolidated financial statements of the Partnership. All intercompany transactions and balances within the Partnership have been eliminated.

Equity Investments.  We account for our investment in LM4 under the equity method of accounting, as we do not control, but have a significant influence over, its operations. As of March 31, 2018, we contributed $24.3 million of cash for our consolidated interest in LM4. We do not have a basis difference between the amount at which the investment is carried and the amount of underlying equity in net assets of the investee.

Income Taxes.  We are not a separate taxable entity for U.S. Federal and state income tax purposes; therefore, we do not provide for income tax benefit or expense. Each partner is subject to income taxes on its share of the Partnership’s earnings.

Comprehensive Income.  We have not reported comprehensive income, since there were no items of other comprehensive income during the periods presented in this report.

Summary of Significant Accounting Policies

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014‑09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606. We adopted ASC 606 as of January 1, 2018 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption. The adoption of ASC 606 did not have a material impact on the timing or amount of revenue recognition for our uncompleted contracts at January 1, 2018 based on the requirements of the standard and, as a result, no cumulative effect adjustment was required to be recorded to our partners’ capital balance as of January 1, 2018. Accounts receivable from contracts with customers are presented separately in the consolidated balance sheet with the prior year balance recast to conform to the current period presentation.

Accounts Receivable.  We record affiliate accounts receivable upon performance of services to affiliated companies. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of March 31, 2018 and December 31, 2017.

Revenue Recognition—Contracts with Customers.  We earn substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs, and storing and terminaling propane. We do not own or take title to the volumes that we handle. Effective January 1, 2014, we entered into i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, and v) terminal and export services fee‑based commercial agreements with certain subsidiaries of Hess, each of which has an initial 10‑year term. We have the unilateral right to extend each commercial agreement for one additional 10‑year term. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators, and fee recalculation mechanisms.

We recognize revenues for each performance obligation under our commercial agreements over‑time as services are rendered using the output method. The majority of the transaction price, as this term is defined in ASC 606, is variable at inception of each of the commercial agreements. As the variability is resolved prior to the recognition of revenue, we do not apply a constraint to the transaction price at the inception of the commercial agreements. We elected the practical expedient to recognize revenue in the amount to which we have a right to invoice as permitted under ASC 606. Due to this election and as the transaction price allocated to our unsatisfied performance obligations at March 31, 2018 is entirely variable, we have elected the exemption provided by ASC 606 from the disclosure of revenue recognizable in future periods as our unsatisfied performance obligations are fulfilled.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues associated with minimum volume shortfall fees are recognized in the period when the shortfall between the actual volumes delivered and the minimum volume commitments for that period is earned and is not subject to future reduction or offset. Under our commercial agreements, as amended and restated on December 31, 2016, volume deficiencies are measured quarterly and recognized as revenue in the same period, as associated shortfall payments are not subject to future reduction or offset. There are no significant financing components in any of our commercial agreements.

Our revenues also include pass‑through third‑party rail transportation costs and electricity fees for which we recognize revenues in an amount equal to the costs.

Refer to Note 12, Segments, for the presentation of our revenues on a disaggregated basis. All Affiliate services revenue which reflects activity associated with our commercial agreements with Hess, represents revenue from contracts with customers under the scope of ASC 606.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02, Leases, as a new ASC Topic, ASC 842. The new standard will require the recognition of assets and liabilities for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard. This ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted. We have developed and are executing a project plan for the implementation of ASC 842 in the first quarter of 2019. We are progressing our assessment of existing leases and evaluating our disclosure process with reference to the requirements of the standard. We continue to assess the impact of the ASU on our consolidated financial statements.

Note 3.  Related Party Transactions

Commercial Agreements

Under our commercial agreements with Hess, we provide gathering, compression, processing, fractionation, storage, terminaling, loading and transportation services to Hess, and Hess is obligated to provide us with minimum volumes of crude oil, natural gas and NGLs. During the three months ended March 31, 2018 and 2017, we earned $16.6 million and $21.4 million, respectively, of minimum volume shortfall fee payments.

For the three months ended March 31, 2018 and 2017, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates and diversify our customer base.

During the three months ended March 31, 2018 and 2017, we recognized, as part of affiliate revenues, $4.2 million and $5.5 million, respectively, of reimbursements from Hess related to third‑party rail transportation costs. In addition, during the three months ended March 31, 2018 and 2017, we recognized, as part of affiliate revenues, $6.7 million and $5.7 million, respectively, of reimbursements from Hess related to electricity fees. The related costs were included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three months ended March 31, 2018 and 2017, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended March 31,
	2018	2017
(in millions)		Predecessor
Operating and maintenance expenses	$11.4	$14.2
General and administrative expenses	1.9	1.5
Total	$13.3	$15.7

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	March 31, 2018	December 31, 2017
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$903.3	$890.8
Compressors, pumping stations and terminals	22 to 25 years	543.9	535.5
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	158.5	158.4
Logistics facilities and railcars	20 to 25 years	371.2	371.1
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	9.2	9.2
Construction-in-progress	N/A	85.0	69.5
Total property, plant and equipment, at cost		3,161.1	3,124.5
Accumulated depreciation		(634.0)	(604.0)
Property, plant and equipment, net		$2,527.1	$2,520.5

Note 5.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2018	December 31, 2017
(in millions)
Accrued capital expenditures	$22.5	$22.8
Other accruals	10.6	9.9
Total	$33.1	$32.7

Note 6.  Debt and Interest Expense

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of March 31, 2018, the revolving credit facility remained undrawn. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit
Second Quarter 2017(1)	August 4, 2017	August 14, 2017	$0.2703
Third Quarter 2017	November 3, 2017	November 13, 2017	$0.3107
Fourth Quarter 2017	February 2, 2018	February 13, 2018	$0.3218
First Quarter 2018(2)	May 4, 2018	May 14, 2018	$0.3333

(1) The distribution for the second quarter 2017 was prorated from the closing of the Partnership’s IPO on April 10, 2017 and equated to a minimum quarterly distribution of $0.3000 per unit on a full quarter basis.

(2) For more information, see Note 13, Subsequent Event.

Note 8.  Unit‑Based Compensation

In 2017, the Partnership adopted the Hess Midstream Partners LP 2017 Long‑Term Incentive Plan (the “LTIP”). Awards under the LTIP are available for officers, directors and employees of our general partner or its affiliates, and any individuals who perform services for the Partnership. The LTIP provides the Partnership with the flexibility to grant unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit‑based awards. The LTIP initially limits the number of common units that may be delivered pursuant to vested awards to 3,000,000 common units.

Under the LTIP, we granted awards of phantom units with distribution equivalent rights to certain officers, employees and directors. These phantom units and distribution equivalent rights vest ratably over a three‑year period for officers and employees, and vest after one year for directors. Cash distributions on the phantom units accumulate and are paid upon vesting. Fair value of phantom units is based on the fair value of the Partnership’s common units on the grant date.

Unit‑based award activity for the three months ended March 31, 2018 was as follows:

		Weighted Average
		Award Date
	Number of Units	Fair Value
Outstanding and unvested units at December 31, 2017	44,127	$22.85
Granted	90,594	20.51
Forfeited	(1,087)	23.00
Outstanding and unvested units at March 31, 2018	133,634	$21.26

As of March 31, 2018, $2.4 million of compensation cost related to unvested phantom units awarded under the LTIP remains to be recognized over an expected weighted‑average period of 2.6 years.

Note 9.  Net Income per Limited Partner Unit

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

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net income per limited partner unit is only calculated for the periods subsequent to the IPO as no units were outstanding prior to April 10, 2017. The following table illustrates the Partnership’s calculation of net income per limited partner unit:

Three Months Ended
(in millions, except per unit amounts)	March 31, 2018
Net income	$89.0
Less: Net income attributable to noncontrolling interest	72.0
Net income attributable to Hess Midstream Partners LP	17.0
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	0.3
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$16.7
Common unitholders' interest in net income attributable to Hess Midstream Partners LP	$8.4
Subordinated unitholders' interest in net income attributable to Hess Midstream Partners LP	$8.3
Net income attributable to Hess Midstream Partners LP per limited partner unit:
Common (basic and diluted)	$0.30
Subordinated (basic and diluted)	$0.30
Weighted average number of limited partner units outstanding:
Common (basic and diluted)	27.3
Subordinated (basic and diluted)	27.3

Note 10.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three months ended March 31, 2018 and 2017.

Note 11.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of March 31, 2018, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.9 million and $2.4 million, respectively, compared with $1.0 million and $2.4 million, respectively, as of December 31, 2017.

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

As of March 31, 2018 and December 31, 2017, we did not have accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Note 12.  Segments

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

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended March 31, 2018
Revenues and other income	$78.5	$58.3	$20.2	$-	$157.0
Net income (loss)	49.2	33.2	8.1	(1.5)	89.0
Net income (loss) attributable to Hess Midstream Partners LP	10.0	7.0	1.5	(1.5)	17.0
Depreciation expense	15.2	10.9	3.9	-	30.0
Interest expense, net	-	-	-	0.3	0.3
Adjusted EBITDA	64.4	44.1	12.0	(1.2)	119.3
Adjusted EBITDA attributable to Hess Midstream Partners LP	13.0	9.2	2.3	(1.2)	23.3
Capital expenditures	33.0	3.3	0.3	-	36.6

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
(in millions)
For the Three Months Ended March 31, 2017
Revenues and other income	$60.2	$53.2	$16.9	$-	$130.3
Net income (loss)	32.0	28.5	2.6	-	63.1
Depreciation expense	12.3	10.9	3.6	-	26.8
Adjusted EBITDA	44.3	39.4	6.2	-	89.9
Capital expenditures	19.2	2.5	5.3	-	27.0

Total assets for the reportable segments are as follows:

	March 31, 2018	December 31, 2017
(in millions)
Gathering	$1,301.1	$1,280.5
Processing and Storage	990.6	972.8
Terminaling and Export	328.7	330.8
Interest and Other	40.9	51.0
Total assets	$2,661.3	$2,635.1

Note 13.  Subsequent Event

On April 24, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.3333 per common and subordinated unit for the quarter ended March 31, 2018, an increase of 3.6% compared with the prior quarter. The distribution will be payable on May 14, 2018, to unitholders of record as of the close of business on May 4, 2018.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10‑K for the year ended December 31, 2017 (our “2017 Annual Report”).

Unless the context otherwise requires, references in this report to (i) “we,” “us,” “our” or like terms, when used for periods prior to the IPO, refer to Hess Midstream Partners LP Predecessor, our Predecessor for accounting purposes (the “Predecessor”), and, when used for periods after the IPO, these terms refer to Hess Midstream Partners LP and its subsidiaries (the “Partnership”); (ii) “our general partner” refers to Hess Midstream Partners GP LP; (iii) “Hess” refers collectively to Hess Corporation and its subsidiaries, other than us, our subsidiaries and our general partner; (iv) “GIP” refers to GIP II Blue Holding Partnership, L.P., which owns interests in us and in Hess Infrastructure Partners, which in turn indirectly owns our general partner, and the funds managed by Global Infrastructure Management, LLC, and such funds’ subsidiaries and affiliates, that hold interests in GIP II Blue Holding Partnership, L.P.; (v) “Hess Infrastructure Partners” or “parent” refers to Hess Infrastructure Partners LP, a midstream joint venture between Hess and GIP that, directly or indirectly, holds all of the interests in our general partner, and its subsidiaries, other than us and our subsidiaries.

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our 2017 Annual Report.

Overview

We are a fee‑based, growth‑oriented, traditional master limited partnership formed by Hess Infrastructure Partners to own, operate, develop and acquire a diverse set of midstream assets to provide services to Hess and third‑party customers. Our assets are primarily located in the Bakken and Three Forks shale plays in the Williston Basin area of North Dakota, which we refer to collectively as the Bakken.

On April 10, 2017, the Partnership completed its initial public offering (“IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment options, representing 30.5% limited partner interests in the Partnership at a price to the public of $23.00 per common unit. In connection with the Partnership’s IPO, Hess Infrastructure Partners contributed a 20% controlling economic interest in each of Hess North Dakota Pipelines Operations LP (“Gathering Opco”), Hess TGP Operations LP (“HTGP Opco”) and Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), and a 100% ownership interest in Hess Mentor Storage Holdings LLC to the Partnership. We refer to the assets owned by Gathering Opco, HTGP Opco and Logistics Opco collectively as our “joint interest assets.”

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day gas processing plant called Little Missouri Four (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Targa Resources Corp. manages the construction of LM4 and will operate the plant.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

First Quarter Results

Significant financial and operating highlights for the first quarter of 2018 included:

•	Net income of $89.0 million, of which $17.0 million is attributable to the Partnership;
•	Net cash provided by operating activities of $110.5 million;
•	Adjusted EBITDA of $119.3 million, of which $23.3 million is attributable to the Partnership;
•	Distributable cash flow of $23.2 million;
•	Cash distribution of $0.3333 per unit, declared on April 24, 2018;
•	Execution of strategic 50/50 joint venture with Targa Resources Corp. to build a new gas processing plant located south of the Missouri River near Watford City, North Dakota;
•

Compared with the prior‑year quarter, throughput volume increased by 27% for each of gas gathering, crude oil gathering and gas processing, respectively, and 70% for crude terminaling, driven by strong operating performance of the Partnership’s assets and completion of key gathering and terminaling projects during the second half of 2017.

PART I – FINANCIAL INFORMATION (CONT’D)

For additional information regarding our non‑GAAP financial measures, see How We Evaluate Our Operations and Reconciliation of Non-GAAP Financial Measures below.

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane. We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term and is dated effective January 1, 2014. We have the unilateral right to renew each of these agreements for one additional 10‑year term. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’s minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability. Our revenues also include revenues from third‑party volumes contracted with Hess and delivered to us under these commercial agreements with Hess, as well as pass‑through third‑party rail transportation costs and electricity fees for which we recognize revenues in an amount equal to the costs. We are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates and diversify our customer base.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Adjusted EBITDA and Distributable Cash Flow.  We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense (benefit) and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as other income and other non‑cash, non‑recurring items, if applicable. We define Adjusted EBITDA attributable to Hess Midstream Partners LP as Adjusted EBITDA less Adjusted EBITDA attributable to Hess Infrastructure Partners’ retained interests in our joint interest assets. We use distributable cash flow to analyze our liquidity and performance. We define distributable cash flow as Adjusted EBITDA attributable to Hess Midstream Partners LP less cash paid for interest and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances. We have not quantified distributable cash flow for periods prior to the IPO on April 10, 2017.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Results of operations for the three months ended March 31, 2018 and 2017 are presented below. Unless otherwise noted herein, all results included in this report reflect the results of our Predecessor for accounting purposes, for periods prior to the closing of our IPO on April 10, 2017, as well as the results of the Partnership, for the period subsequent to the closing of the IPO (in millions, unless otherwise noted).

For the Three Months Ended March 31, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$78.5	$58.3	$20.0	$-	$156.8
Other income	-	-	0.2	-	0.2
Total revenues	78.5	58.3	20.2	-	157.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	13.2	13.3	8.1	-	34.6
Depreciation expense	15.2	10.9	3.9	-	30.0
General and administrative expenses	0.9	0.9	0.1	1.2	3.1
Total costs and expenses	29.3	25.1	12.1	1.2	67.7
Income (loss) from operations	49.2	33.2	8.1	(1.2)	89.3
Interest expense, net	-	-	-	0.3	0.3
Net income (loss)	$49.2	$33.2	$8.1	$(1.5)	$89.0
Less: net income (loss) attributable to noncontrolling interest	39.2	26.2	6.6	-	72.0
Net income (loss) attributable to Hess Midstream Partners	$10.0	$7.0	$1.5	$(1.5)	$17.0

Throughput volumes
Gas gathering (MMcf/d)(1)	233				233
Crude oil gathering (MBbl/d)(2)	80				80
Gas processing (MMcf/d)(1)		214			214
Crude terminals (MBbl/d)(2)			92		92
NGL loading (MBbl/d)(2)			11		11
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
Revenues
Affiliate services	$60.2	$53.2	$16.9	$-	$130.3
Total revenues	60.2	53.2	16.9	-	130.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	14.9	13.5	10.5	-	38.9
Depreciation expense	12.3	10.9	3.6	-	26.8
General and administrative expenses	1.0	0.3	0.2	-	1.5
Total costs and expenses	28.2	24.7	14.3	-	67.2
Net Income (loss)	$32.0	$28.5	$2.6	$-	$63.1

Throughput volumes
Gas gathering (MMcf/d)(1)	183				183
Crude oil gathering (MBbl/d)(2)	63				63
Gas processing (MMcf/d)(1)		169			169
Crude terminals (MBbl/d)(2)			54		54
NGL loading (MBbl/d)(2)			11		11
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenue increased $18.3 million in the first quarter of 2018 compared to the first quarter of 2017, of which $10.1 million is attributable to higher gas gathering and compression volumes, driven by full quarter operation of the Hawkeye Gas Facility and additional third‑party volumes contracted with Hess and delivered to us.  In addition, $3.1 million of the increase is attributable to higher shortfall fees related to minimum volume commitments recognized in revenue in the first quarter of 2018, and $2.6 million is attributable to higher tariff rates and pass‑through electricity fees in 2018 compared to 2017. The remaining increase of $2.5 million is attributable to higher crude oil gathering volumes, driven by completion of the Hawkeye Oil Facility in the fourth quarter of 2017. Operating and maintenance expenses decreased $1.7 million, of which $1.2 million is attributable to lower allocations to us from Hess and $0.5 million is attributable to lower maintenance activity in the first quarter of 2018. Depreciation expense increased $2.9 million primarily due to the Hawkeye Gas Facility being brought into service in the first quarter of 2017. General and administrative expenses remained relatively flat compared to the same quarter last year.

Processing and Storage

Revenues increased $5.1 million in the first quarter of 2018 compared to the first quarter of 2017, of which $10.8 million of the increase is attributable to higher volumes processed through the Tioga Gas Plant, driven by full quarter operation of the Hawkeye Gas Facility and additional third‑party volumes contracted with Hess and delivered to us. In addition, $1.4 million of the increase is attributable to higher NGL loading volumes and pass‑through electricity fees in 2018 compared to 2017. These increases were partially offset by $7.1 million of lower shortfall fees related to minimum volume commitments. Operating and maintenance expenses and depreciation expense remained relatively flat compared to the same quarter last year. General and administrative expenses increased $0.6 million primarily driven by additional legal fees associated with the LM4 joint venture transaction.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues and other income increased $3.3 million in the first quarter of 2018 compared to the first quarter of 2017, of which $3.1 million of the increase is attributable to higher crude oil throughput volumes at our terminals, driven by completion of the Johnson’s Corner Header System and the Hawkeye Oil Facility in the second half of 2017, and increased third‑party volumes contracted with Hess and delivered to us. In addition, $1.6 million of the increase is attributable to higher tariff rates in 2018 compared to 2017, and $0.7 million is attributable to higher NGL loading and other revenue. These increases were partially offset by $1.3 million lower rail transportation pass‑through revenue and $0.8 million lower shortfall fees related to minimum volume commitments recognized in revenue in the first quarter of 2018 compared to 2017. Operating and maintenance expenses decreased $2.4 million, of which $1.3 million is attributable to lower rail transportation costs due to lower rail export volumes, and $1.1 million is primarily attributable to lower allocations to us from Hess. Depreciation expense and general and administrative expenses remained relatively flat compared to the same quarter last year.

Interest and Other

During the first quarter of 2018, we incurred $1.2 million of incremental general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical consolidated financial statements. Additionally, during the first quarter of 2018, we incurred $0.3 million of expenses related to our revolving credit facility, net of interest income.

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended
	March 31,
	2018	2017
(in millions)		Predecessor
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income:
Net income	$89.0	$63.1
Plus:
Depreciation expense	30.0	26.8
Interest expense, net	0.3	-
Adjusted EBITDA	119.3	$89.9
Less:
Adjusted EBITDA attributable to noncontrolling interest	96.0
Adjusted EBITDA attributable to Hess Midstream Partners LP	$23.3
Less:
Cash interest paid, net	0.1
Maintenance capital expenditures(a)	-
Distributable cash flow attributable to Hess Midstream Partners LP	$23.2

Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net cash provided by operating activities:
Net cash provided by operating activities	$178.2
Changes in assets and liabilities	(58.8)
Amortization of deferred financing costs	(0.3)
Unit-based compensation	(0.1)
Interest expense, net	0.3
Adjusted EBITDA	119.3
Less:
Adjusted EBITDA attributable to noncontrolling interest	96.0
Adjusted EBITDA attributable to Hess Midstream Partners LP	$23.3
Less:
Cash interest paid, net	0.1
Maintenance capital expenditures(a)	-
Distributable cash flow attributable to Hess Midstream Partners LP	$23.2

(a) Under our contribution agreement, Hess Infrastructure Partners agreed to bear the full costs we incurred for maintenance capital expenditures during the periods presented.

PART I – FINANCIAL INFORMATION (CONT’D)

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include:

•	cash generated from operations;
•	borrowings under our revolving credit facility;
•	issuances of debt securities; and
•	issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures and debt service requirements and our quarterly cash distribution requirements. We believe that long-term growth projects or potential acquisitions will be funded primarily through borrowings under our revolving credit facility or through the issuance of debt and equity securities.

Our partnership agreement requires that we distribute all of our available cash to unitholders. On April 24, 2018, we declared a quarterly cash distribution of $0.3333 per common and subordinated unit, to be paid on May 14, 2018 to unitholders of record on May 4, 2018.

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. We have the option to extend the revolving credit facility for two additional one‑year terms and to increase the overall capacity of the revolving credit facility by up to an additional $100.0 million subject to, among other things, the consent of the lenders. As of March 31, 2018, the credit facility remained undrawn.

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

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $34.9 million for the first quarter of 2018 compared to the first quarter of 2017. The change in operating cash flows resulted from an increase in revenues and other income of $26.7 million, a decrease in expenses, other than depreciation, amortization and unit‑based compensation, of $2.8 million, and a decrease in cash used from changes in working capital of $5.4 million.

Investing Activities. Cash flows used in investing activities increased $13.8 million for the first quarter of 2018 compared to the first quarter of 2017, due to our investment in the LM4 joint venture of $24.3 million, offset by a decrease in payments for capital expenditures of $10.5 million.

Financing Activities. Cash flows used in financing activities increased $30.8 million for the first quarter of 2018 compared to the first quarter of 2017 primarily related to distributions to unitholders of $17.9 million and higher net distributions to Hess Infrastructure Partners of $12.9 million.

PART I – FINANCIAL INFORMATION (CONT’D)

Capital Expenditures

Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Our partnership agreement requires that we distinguish between maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are capital expenditures made to maintain, over the long term, our operating capacity, operating income or revenue. Examples of maintenance capital expenditures are expenditures to repair, refurbish or replace existing assets, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. In contrast, expansion capital expenditures are expenditures incurred for acquisitions or capital improvements that we expect will increase our operating capacity, operating income or revenue over the long term. Examples of expansion capital expenditures include the acquisition of equipment, construction, development or acquisition of additional capacity, or expenditures for connecting additional wells to our gathering systems, to the extent such capital expenditures are expected to expand our long‑term operating capacity, operating income or revenue.

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended
	March 31,
	2018	2017
(in millions)		Predecessor
Maintenance	$1.2	$1.7
Expansion	35.4	25.3
Total capital expenditures	36.6	27.0
Decrease in accrued liabilities	0.3	20.4
Additions to property, plant and equipment	$36.9	$47.4

The increase in capital expenditures is primarily attributable to engineering and procurement work related to our planned gas compression expansion projects and key system build outs, including connecting wells to our expanding gathering system.

Forward-looking Information

Certain sections in this Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contain “forward‑looking” statements, as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward‑looking statements, which generally are not historical in nature. Forward‑looking statements related to our operations and financial conditions are based on our current understanding, assessments, estimates and projections. Forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward‑looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward‑looking statements since such statements speak only as of the date when made and there can be no assurance that such forward‑looking statements will occur. We are not obligated to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. Risk factors that could materially impact future actual results are discussed in the section entitled “Risk Factors” included in our 2017 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of March 31, 2018, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2018.

There was no change in internal control over financial reporting, as defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f), in the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 11, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our 2017 Annual Report.

PART II – OTHER INFORMATION (CONT’D)

Item 6.	Exhibits
a.	Exhibits
	31.1	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	31.2	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	32.1	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32.2	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	101(INS)	XBRL Instance Document
	101(SCH)	XBRL Schema Document
	101(CAL)	XBRL Calculation Linkbase Document
	101(LAB)	XBRL Labels Linkbase Document
	101(PRE)	XBRL Presentation Linkbase Document
	101(DEF)	XBRL Definition Linkbase Document

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

Date:  May 11, 2018