Form 10-Q
period 2018-06-30
Hess Midstream Partners LP
filed 2018-08-10
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

At June 30, 2018, the registrant had 27,297,031 common units and 27,279,654 subordinated units outstanding.

HESS MIDSTREAM PARTNERS LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	June 30,	December 31,
	2018	2017
(in millions, except unit amounts)	(unaudited)
Assets
Cash and cash equivalents	$56.5	$47.2
Accounts receivable—affiliate:
From contracts with customers	62.2	58.5
Other receivables	0.3	1.3
Other current assets	0.7	4.4
Total current assets	119.7	111.4
Equity investments	41.3	-
Property, plant and equipment, net	2,578.3	2,520.5
Other noncurrent assets	2.7	3.2
Total assets	$2,742.0	$2,635.1
Liabilities
Accounts payable—trade	$18.0	$12.2
Accounts payable—affiliate	24.5	22.5
Accrued liabilities	55.5	32.7
Other current liabilities	3.7	7.0
Total current liabilities	101.7	74.4
Other noncurrent liabilities	5.5	5.4
Total liabilities	107.2	79.8
Partners' capital
Common unitholders—public (17,014,377 and 16,997,000 units issued and outstanding as of June 30, 2018 and December 31, 2017)	357.6	357.7
Common unitholders—affiliate (10,282,654 units issued and outstanding as of June 30, 2018 and December 31, 2017)	40.3	40.5
Subordinated unitholders—affiliate (27,279,654 units issued and outstanding as of June 30, 2018 and December 31, 2017)	106.9	107.8
General partner	14.7	14.8
Total Hess Midstream Partners LP partners' capital	519.5	520.8
Noncontrolling interest	2,115.3	2,034.5
Total partners' capital	2,634.8	2,555.3
Total liabilities and partners' capital	$2,742.0	$2,635.1

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in millions, except per unit amounts)
Revenues
Affiliate services	$164.5	$138.3	$321.3	$268.6
Other income	0.2	-	0.4	-
Total revenues	164.7	138.3	321.7	268.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	37.1	38.8	71.7	77.7
Depreciation expense	30.2	28.5	60.2	55.3
General and administrative expenses	2.4	2.4	5.5	3.9
Total costs and expenses	69.7	69.7	137.4	136.9
Income from operations	95.0	68.6	184.3	131.7
Interest expense, net	0.4	0.5	0.7	0.5
Net income	94.6	68.1	183.6	131.2
Less: Net income prior to the IPO on April 10, 2017	-	5.1	-	68.2
Less: Net income attributable to noncontrolling interest	76.8	51.6	148.8	51.6
Net income attributable to Hess Midstream Partners LP	17.8	11.4	34.8	11.4
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	0.4	0.2	0.7	0.2
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$17.4	$11.2	$34.1	$11.2

Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.32	$0.21	$0.63	$0.21
Subordinated	$0.32	$0.21	$0.63	$0.21

Weighted average limited partner units outstanding:
Basic:
Common	27.3	26.1	27.3	26.1
Subordinated	27.3	26.1	27.3	26.1
Diluted:
Common	27.4	26.1	27.4	26.1
Subordinated	27.3	26.1	27.3	26.1

Cash distributions declared per unit (*)	$0.3452	$0.2703	$0.6785	$0.2703

(*) Represents cash distributions declared during the month following the end of each respective quarterly period. See Note 13, Subsequent Event.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Net Parent Investment Predecessor	Total
(in millions)
Balance at December 31, 2016	$-	$-	$-	$-	$-	$2,238.4	$2,238.4
Net income prior to the IPO on April 10, 2017	-	-	-	-	-	68.2	68.2
Other contributions from parent, net, prior to the IPO on April 10, 2017	-	-	-	-	-	225.0	225.0
Contribution of net assets to Hess Midstream Partners LP	-	134.6	357.2	14.6	2,025.2	(2,531.6)	-
IPO proceeds, net of underwriters' discounts	365.5	-	-	-	-	-	365.5
Offering costs	(10.7)	-	-	-	-	-	(10.7)
Distribution of IPO proceeds	-	(95.7)	(253.8)	-	-	-	(349.5)
Net income subsequent to the IPO on April 10, 2017	3.5	2.1	5.6	0.2	51.6	-	63.0
Unit-based compensation	0.1	-	-	-	-	-	0.1
Distributions to noncontrolling interest	-	-	-	-	(81.2)	-	(81.2)
Contribution from noncontrolling interest	-	-	-	-	40.9	-	40.9
Balance at June 30, 2017	$358.4	$41.0	$109.0	$14.8	$2,036.5	$-	$2,559.7

Balance at December 31, 2017	$357.7	$40.5	$107.8	$14.8	$2,034.5	$-	$2,555.3
Net income	10.6	6.5	17.0	0.7	148.8	-	183.6
Unit-based compensation	0.4	-	-	-	-	-	0.4
Distributions to unitholders	(11.1)	(6.7)	(17.9)	(0.8)	-	-	(36.5)
Distributions to noncontrolling interest	-	-	-	-	(103.2)	-	(103.2)
Contributions from noncontrolling interest	-	-	-	-	35.2	-	35.2
Balance at June 30, 2018	$357.6	$40.3	$106.9	$14.7	$2,115.3	$-	$2,634.8

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
(in millions)
Cash flows from operating activities
Net income	$183.6	$131.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	60.2	55.3
Amortization of deferred financing costs	0.5	0.2
Unit-based compensation expense	0.4	0.1
Changes in assets and liabilities:
Accounts receivable – affiliate	(2.7)	(13.5)
Other current and noncurrent assets	3.7	2.1
Accounts payable – trade	5.8	(20.6)
Accounts payable – affiliate	2.0	26.4
Accrued liabilities	1.8	(1.2)
Other current and noncurrent liabilities	(3.3)	(2.2)
Net cash provided by (used in) operating activities	252.0	177.8
Cash flows from investing activities
Payments for equity investments	(41.3)	-
Additions to property, plant and equipment	(96.9)	(76.6)
Net cash provided by (used in) investing activities	(138.2)	(76.6)
Cash flows from financing activities
Cash distributions to parent prior to the IPO on April 10, 2017	-	(95.3)
Cash contributions from parent prior to the IPO on April 10, 2017	-	67.1
IPO proceeds, net of underwriters' discounts	-	365.5
Cash offering costs	-	(2.1)
Distribution of IPO proceeds to Hess and GIP	-	(349.5)
Financing costs	-	(3.9)
Distributions to unitholders	(36.5)	-
Distributions to noncontrolling interest	(103.2)	(81.2)
Contributions from noncontrolling interest	35.2	40.9
Net cash provided by (used in) financing activities	(104.5)	(58.5)
Increase (decrease) in cash and cash equivalents	9.3	42.7
Cash and cash equivalents, beginning of period	47.2	0.3
Cash and cash equivalents, end of period	$56.5	$43.0
Supplemental disclosure of non-cash investing and financing activities:
Contributions to settle accounts payable - affiliate	-	253.2
Removal of historical capitalized offering costs	-	8.6

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

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

The terms “we,” “our” and “us” as used in this report refer to the Partnership, unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within the Partnership. The term “parent” refers to Hess Infrastructure Partners.

Our assets and operations are organized into the following three segments: (1) gathering, (2) processing and storage and (3) terminaling and export (see Note 12, Segments).

Note 2.  Basis of Presentation

Presentation.  The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2018 and December 31, 2017, the consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and consolidated cash flows for the six months ended June 30, 2018 and 2017. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

Equity Investments.  We account for our investment in LM4 under the equity method of accounting, as we do not control, but have a significant influence over, its operations. As of June 30, 2018, we contributed $41.3 million of cash for our gross interest in LM4. We do not have a basis difference between the amount at which the investment is carried and the amount of underlying equity in net assets of the investee.

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

Accounts Receivable.  We record affiliate accounts receivable upon performance of services to affiliated companies. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of June 30, 2018 and December 31, 2017.

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

We recognize revenues for each performance obligation under our commercial agreements over‑time as services are rendered using the output method. As the minimum volume commitments are subject to fluctuation, and these commercial agreements contain fee inflation escalators and fee recalculation mechanisms, substantially all of the transaction price, as this term is defined in ASC 606, is variable at inception of each of the commercial agreements. As the variability is resolved prior to the recognition of revenue, we do not apply a constraint to the transaction price at the inception of the commercial agreements. We elected the practical expedient to recognize revenue in the amount to which we have a right to invoice as permitted under ASC 606. Due to this election and as the transaction price allocated to our unsatisfied performance obligations is entirely variable, we have elected the exemption provided by ASC 606 from the disclosure of revenue recognizable in future periods as our unsatisfied performance obligations are fulfilled.

PART I – FINANCIAL INFORMATION (CONT’D)

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02, Leases, as a new ASC Topic, ASC 842. The new standard will require the recognition of assets and liabilities for all leases with lease terms greater than one year, including leases currently treated as operating leases under the existing standard. This ASU is effective for us beginning in the first quarter of 2019. We have developed and are executing a project plan for the implementation of ASC 842 in the first quarter of 2019. We are progressing our assessment of existing leases and evaluating our disclosure process with reference to the requirements of the standard. We continue to assess the impact of the ASU on our consolidated financial statements.

Note 3.  Related Party Transactions

Commercial Agreements

Under our commercial agreements with Hess, we provide gathering, compression, processing, fractionation, storage, terminaling, loading and transportation services to Hess, and Hess is obligated to provide us with minimum volumes of crude oil, natural gas and NGLs. During the three and six months ended June 30, 2018, we earned $12.8 million and $29.4 million, respectively, of minimum volume shortfall fee payments (2017: $13.7 million and $35.1 million, respectively).

For the three and six months ended June 30, 2018 and 2017, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

During the three and six months ended June 30, 2018, we recognized, as part of affiliate revenues, $3.4 million and $7.6 million, respectively, of reimbursements from Hess related to third‑party rail transportation costs (2017: $4.5 million and $10.0 million, respectively). In addition, during the three and six months ended June 30, 2018, we recognized, as part of affiliate revenues, $6.7 million and $13.4 million, respectively, of reimbursements from Hess related to electricity fees (2017: $6.0 million and $11.7 million, respectively). The related costs were included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and six months ended June 30, 2018 and 2017, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in millions)
Operating and maintenance expenses	$11.5	$13.3	$22.9	$27.5
General and administrative expenses	1.3	1.4	3.2	2.9
Total	$12.8	$14.7	$26.1	$30.4

PART I – FINANCIAL INFORMATION (CONT’D)

Contribution Agreement

Under our contribution, conveyance and assumption agreement, Hess Infrastructure Partners agreed to bear the cost of certain maintenance capital projects associated with the Contributed Businesses. During the six months ended June 30, 2018, Hess Infrastructure Partners contributed $2.2 million to us related to the reimbursement for those maintenance capital projects (2017: $3.8 million).

Note 4.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	June 30, 2018	December 31, 2017
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$919.7	$890.8
Compressors, pumping stations and terminals	22 to 25 years	544.9	535.5
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	161.0	158.4
Logistics facilities and railcars	20 to 25 years	382.6	371.1
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	9.2	9.2
Construction-in-progress	N/A	135.0	69.5
Total property, plant and equipment, at cost		3,242.4	3,124.5
Accumulated depreciation		(664.1)	(604.0)
Property, plant and equipment, net		$2,578.3	$2,520.5

Note 5.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2018	December 31, 2017
(in millions)
Accrued capital expenditures	$43.8	$22.8
Other accruals	11.7	9.9
Total	$55.5	$32.7

Note 6.  Debt and Interest Expense

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of June 30, 2018, the revolving credit facility remained undrawn. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

PART I – FINANCIAL INFORMATION (CONT’D)

Note 7.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit
Second Quarter 2017(1)	August 4, 2017	August 14, 2017	$0.2703
Third Quarter 2017	November 3, 2017	November 13, 2017	$0.3107
Fourth Quarter 2017	February 2, 2018	February 13, 2018	$0.3218
First Quarter 2018	May 4, 2018	May 14, 2018	$0.3333
Second Quarter 2018(2)	August 2, 2018	August 13, 2018	$0.3452

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

Unit‑based award activity for the six months ended June 30, 2018 was as follows:

		Weighted Average
		Award Date
	Number of Units	Fair Value
Outstanding and unvested units at December 31, 2017	44,127	$22.85
Granted	90,594	20.51
Forfeited	(3,107)	21.73
Vested	(17,377)	22.63
Outstanding and unvested units at June 30, 2018	114,237	$21.06

As of June 30, 2018, $2.1 million of compensation cost related to unvested phantom units awarded under the LTIP remains to be recognized over an expected weighted‑average period of 2.4 years.

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

PART I – FINANCIAL INFORMATION (CONT’D)

The following table illustrates the Partnership’s calculation of net income per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per unit amounts)	2018	2017	2018	2017
Net income	$94.6	$68.1	$183.6	$131.2
Less: Net income prior to the IPO on April 10, 2017	-	5.1	-	68.2
Less: Net income attributable to noncontrolling interest	76.8	51.6	148.8	51.6
Net income attributable to Hess Midstream Partners LP	17.8	11.4	34.8	11.4
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	0.4	0.2	0.7	0.2
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$17.4	$11.2	$34.1	$11.2
Common unitholders' interest in net income attributable to Hess Midstream Partners LP	$8.7	$5.6	$17.1	$5.6
Subordinated unitholders' interest in net income attributable to Hess Midstream Partners LP	$8.7	$5.6	$17.0	$5.6
Net income attributable to Hess Midstream Partners LP per limited partner unit:
Common (basic and diluted)	$0.32	$0.21	$0.63	$0.21
Subordinated (basic and diluted)	$0.32	$0.21	$0.63	$0.21
Weighted average number of limited partner units outstanding:
Basic:
Common	27.3	26.1	27.3	26.1
Subordinated	27.3	26.1	27.3	26.1
Diluted:
Common	27.4	26.1	27.4	26.1
Subordinated	27.3	26.1	27.3	26.1

Note 10.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and six months ended June 30, 2018 and 2017.

Note 11.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of June 30, 2018, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.7 million and $2.4 million, respectively, compared with $1.0 million and $2.4 million, respectively, as of December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, we did not have accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

PART I – FINANCIAL INFORMATION (CONT’D)

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended June 30, 2018
Revenues and other income	$81.9	$62.9	$19.9	$-	$164.7
Net income (loss)	49.5	38.2	8.4	(1.5)	94.6
Net income (loss) attributable to Hess Midstream Partners LP	9.7	7.7	1.9	(1.5)	17.8
Depreciation expense	15.4	10.9	3.9	-	30.2
Interest expense, net	-	-	-	0.4	0.4
Adjusted EBITDA	64.9	49.1	12.3	(1.1)	125.2
Adjusted EBITDA attributable to Hess Midstream Partners LP	12.7	9.9	2.7	(1.1)	24.2
Capital expenditures	75.3	4.1	1.9	-	81.3

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended June 30, 2017
Revenues and other income	$66.5	$55.7	$16.1	$-	$138.3
Net income (loss)	36.9	30.4	2.3	(1.5)	68.1
Net income (loss) attributable to Hess Midstream Partners LP	7.0	5.4	0.5	(1.5)	11.4
Depreciation expense	13.8	10.9	3.8	-	28.5
Interest expense, net	-	-	-	0.5	0.5
Adjusted EBITDA	50.7	41.3	6.1	(1.0)	97.1
Adjusted EBITDA attributable to Hess Midstream Partners LP	9.5	7.3	1.2	(1.0)	17.0
Capital expenditures	8.8	2.6	5.7	-	17.1

PART I – FINANCIAL INFORMATION (CONT’D)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Six Months Ended June 30, 2018
Revenues and other income	$160.4	$121.2	$40.1	$-	$321.7
Net income (loss)	98.7	71.4	16.5	(3.0)	183.6
Net income (loss) attributable to Hess Midstream Partners LP	19.7	14.7	3.4	(3.0)	34.8
Depreciation expense	30.6	21.8	7.8	-	60.2
Interest expense, net	-	-	-	0.7	0.7
Adjusted EBITDA	129.3	93.2	24.3	(2.3)	244.5
Adjusted EBITDA attributable to Hess Midstream Partners LP	25.7	19.1	5.0	(2.3)	47.5
Capital expenditures	108.3	7.4	2.2	-	117.9

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Six Months Ended June 30, 2017
Revenues and other income	$126.7	$108.9	$33.0	$-	$268.6
Net income (loss)	68.9	58.9	4.9	(1.5)	131.2
Net income (loss) attributable to Hess Midstream Partners LP	7.0	5.4	0.5	(1.5)	11.4
Depreciation expense	26.1	21.8	7.4	-	55.3
Interest expense, net	-	-	-	0.5	0.5
Adjusted EBITDA	95.0	80.7	12.3	(1.0)	187.0
Adjusted EBITDA attributable to Hess Midstream Partners LP	9.5	7.3	1.2	(1.0)	17.0
Capital expenditures	28.0	5.1	11.0	-	44.1

Total assets for the reportable segments are as follows:

	June 30, 2018	December 31, 2017
(in millions)
Gathering	$1,358.4	$1,280.5
Processing and Storage	1,000.1	972.8
Terminaling and Export	324.2	330.8
Interest and Other	59.3	51.0
Total assets	$2,742.0	$2,635.1

Note 13.  Subsequent Event

On July 23, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.3452 per common and subordinated unit for the quarter ended June 30, 2018, an increase of 3.6% compared with the prior quarter. The distribution will be payable on August 13, 2018, to unitholders of record as of the close of business on August 2, 2018.

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

Unless the context otherwise requires, references in this report to (i) “we,” “us,” “our” or like terms, refer to Hess Midstream Partners LP and its subsidiaries (the “Partnership”); (ii) “our general partner” refers to Hess Midstream Partners GP LP; (iii) “Hess” refers collectively to Hess Corporation and its subsidiaries, other than us, our subsidiaries and our general partner; (iv) “GIP” refers to GIP II Blue Holding Partnership, L.P., which owns interests in us and in Hess Infrastructure Partners, which in turn indirectly owns our general partner, and the funds managed by Global Infrastructure Management, LLC, and such funds’ subsidiaries and affiliates, that hold interests in GIP II Blue Holding Partnership, L.P.; (v) “Hess Infrastructure Partners” or “parent” refers to Hess Infrastructure Partners LP, a midstream joint venture between Hess and GIP that, directly or indirectly, holds all of the interests in our general partner, and its subsidiaries, other than us and our subsidiaries.

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

On April 10, 2017, the Partnership completed its initial public offering (“IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment options, representing 30.5% limited partner interests in the Partnership. In connection with the Partnership’s IPO, Hess Infrastructure Partners contributed a 20% controlling economic interest in each of Hess North Dakota Pipelines Operations LP (“Gathering Opco”), Hess TGP Operations LP (“HTGP Opco”) and Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), and a 100% ownership interest in Hess Mentor Storage Holdings LLC to the Partnership. We refer to the assets owned by Gathering Opco, HTGP Opco and Logistics Opco collectively as our “joint interest assets.”

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

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2018 included:

•	Net income of $94.6 million, of which $17.8 million is attributable to the Partnership;
•	Net cash provided by operating activities of $141.5 million;
•	Adjusted EBITDA of $125.2 million, of which $24.2 million is attributable to the Partnership;
•	Distributable cash flow of $23.9 million;
•	Cash distribution of $0.3452 per unit, declared on July 23, 2018;
•

Compared with the prior‑year quarter, throughput volume increased by 20% for gas gathering, 26% for crude oil gathering, 21% for gas processing and 42% for crude terminaling, driven by Hess Corporation’s growing production, capturing additional third-party customer volumes, and strong operating performance of our assets.

For additional information regarding our non‑GAAP financial measures, see How We Evaluate Our Operations and Reconciliation of Non‑GAAP Financial Measures below.

PART I – FINANCIAL INFORMATION (CONT’D)

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane. We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term and is dated effective January 1, 2014. We have the unilateral right to renew each of these agreements for one additional 10‑year term. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’s minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability. Our revenues also include revenues from third‑party volumes contracted with Hess and delivered to us under these commercial agreements with Hess, as well as pass‑through third‑party rail transportation costs and electricity fees for which we recognize revenues in an amount equal to the costs. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Results of operations for the three months ended June 30, 2018 and 2017 are presented below (in millions, unless otherwise noted).

For the Three Months Ended June 30, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$81.9	$62.9	$19.7	$-	$164.5
Other income	-	-	0.2	-	0.2
Total revenues	81.9	62.9	19.9	-	164.7
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	16.1	13.4	7.6	-	37.1
Depreciation expense	15.4	10.9	3.9	-	30.2
General and administrative expenses	0.9	0.4	-	1.1	2.4
Total costs and expenses	32.4	24.7	11.5	1.1	69.7
Income (loss) from operations	49.5	38.2	8.4	(1.1)	95.0
Interest expense, net	-	-	-	0.4	0.4
Net income (loss)	49.5	38.2	8.4	(1.5)	94.6
Less: net income (loss) attributable to noncontrolling interest	39.8	30.5	6.5	-	76.8
Net income (loss) attributable to Hess Midstream Partners LP	$9.7	$7.7	$1.9	$(1.5)	$17.8

Throughput volumes
Gas gathering (MMcf/d)(1)	253				253
Crude oil gathering (MBbl/d)(2)	82				82
Gas processing (MMcf/d)(1)		237			237
Crude terminals (MBbl/d)(2)			94		94
NGL loading (MBbl/d)(2)			15		15
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$66.5	$55.7	$16.1	$-	$138.3
Total revenues	66.5	55.7	16.1	-	138.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	15.1	14.0	9.7	-	38.8
Depreciation expense	13.8	10.9	3.8	-	28.5
General and administrative expenses	0.7	0.4	0.3	1.0	2.4
Total costs and expenses	29.6	25.3	13.8	1.0	69.7
Income (loss) from operations	36.9	30.4	2.3	(1.0)	68.6
Interest expense, net	-	-	-	0.5	0.5
Net Income (loss)	36.9	30.4	2.3	(1.5)	68.1
Less: net income (loss) prior to the IPO on April 10, 2017	2.2	3.2	(0.3)	-	5.1
Less: net income (loss) attributable to noncontrolling interest	27.7	21.8	2.1	-	51.6
Net income (loss) attributable to Hess Midstream Partners LP	$7.0	$5.4	$0.5	$(1.5)	$11.4

Throughput volumes
Gas gathering (MMcf/d)(1)	210				210
Crude oil gathering (MBbl/d)(2)	65				65
Gas processing (MMcf/d)(1)		196			196
Crude terminals (MBbl/d)(2)			66		66
NGL loading (MBbl/d)(2)			12		12
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues increased $15.4 million in the second quarter of 2018 compared to the second quarter of 2017, of which $8.8 million is attributable to higher gas gathering and compression volumes, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us.  In addition, $5.3 million is attributable to higher crude oil gathering volumes, driven by completion of the Hawkeye Oil Facility in the fourth quarter of 2017 and increased minimum volume commitments. The remaining increase of $1.3 million is attributable to higher tariff rates and pass‑through electricity fees in 2018 compared to 2017. Operating and maintenance expenses increased $1.0 million due to higher maintenance activity. Depreciation expense increased $1.6 million primarily due to the Hawkeye Oil Facility being brought into service in the fourth quarter of 2017. General and administrative expenses remained relatively flat compared to the same quarter last year.

Processing and Storage

Revenues increased $7.2 million in the second quarter of 2018 compared to the second quarter of 2017, of which $6.5 million is attributable to higher volumes processed through the Tioga Gas Plant, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. In addition, $0.7 million of the increase is attributable to higher pass‑through electricity fees in 2018 compared to 2017. Operating and maintenance expenses, depreciation expense and general and administrative expenses remained relatively flat compared to the same quarter last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues and other income increased $3.8 million in the second quarter of 2018 compared to the second quarter of 2017, of which $3.1 million of the increase is attributable to higher crude oil throughput volumes at our terminals, driven by completion of the Johnson’s Corner Header System in the second half of 2017, and increased third‑party volumes contracted with Hess and delivered to us. In addition, $1.3 million of the increase is attributable to higher NGL loading and other revenue, and $0.5 million is attributable to higher tariff rates in 2018 compared to 2017. These increases were partially offset by $1.1 million lower rail transportation pass‑through revenue in the second quarter of 2018 compared to 2017. Operating and maintenance expenses decreased $2.1 million, of which $1.1 million is attributable to lower rail transportation costs due to lower rail export volumes, and $1.0 million is primarily attributable to lower charges from Hess under our omnibus and employee secondment agreements. Depreciation expense and general and administrative expenses remained relatively flat compared to the same quarter last year.

Interest and Other

General and administrative expenses and interest expense, net of interest income, remained relatively flat during the second quarter of 2018 compared to the second quarter of 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Results of operations for the six months ended June 30, 2018 and 2017 are presented below (in millions, unless otherwise noted).

For the Six Months Ended June 30, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$160.4	$121.2	$39.7	$-	$321.3
Other income	-	-	0.4	-	0.4
Total revenues	160.4	121.2	40.1	-	321.7
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	29.3	26.7	15.7	-	71.7
Depreciation expense	30.6	21.8	7.8	-	60.2
General and administrative expenses	1.8	1.3	0.1	2.3	5.5
Total costs and expenses	61.7	49.8	23.6	2.3	137.4
Income (loss) from operations	98.7	71.4	16.5	(2.3)	184.3
Interest expense, net	-	-	-	0.7	0.7
Net income (loss)	98.7	71.4	16.5	(3.0)	183.6
Less: net income (loss) attributable to noncontrolling interest	79.0	56.7	13.1	-	148.8
Net income (loss) attributable to Hess Midstream Partners LP	$19.7	$14.7	$3.4	$(3.0)	$34.8

Throughput volumes
Gas gathering (MMcf/d)(1)	243				243
Crude oil gathering (MBbl/d)(2)	81				81
Gas processing (MMcf/d)(1)		226			226
Crude terminals (MBbl/d)(2)			93		93
NGL loading (MBbl/d)(2)			13		13
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$126.7	$108.9	$33.0	$-	$268.6
Total revenues	126.7	108.9	33.0	-	268.6
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	30.0	27.5	20.2	-	77.7
Depreciation expense	26.1	21.8	7.4	-	55.3
General and administrative expenses	1.7	0.7	0.5	1.0	3.9
Total costs and expenses	57.8	50.0	28.1	1.0	136.9
Income (loss) from operations	68.9	58.9	4.9	(1.0)	131.7
Interest expense, net	-	-	-	0.5	0.5
Net income (loss)	68.9	58.9	4.9	(1.5)	131.2
Less: net income (loss) prior to the IPO on April 10, 2017	34.2	31.7	2.3	-	68.2
Less: net income (loss) attributable to noncontrolling interest	27.7	21.8	2.1	-	51.6
Net income (loss) attributable to Hess Midstream Partners LP	$7.0	$5.4	$0.5	$(1.5)	$11.4

Throughput volumes
Gas gathering (MMcf/d)(1)	197				197
Crude oil gathering (MBbl/d)(2)	64				64
Gas processing (MMcf/d)(1)		182			182
Crude terminals (MBbl/d)(2)			60		60
NGL loading (MBbl/d)(2)			11		11
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues increased $33.7 million in the first six months of 2018 compared to the same period in 2017, of which $18.3 million is attributable to higher gas gathering and compression volumes, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. In addition, $11.6 million is attributable to higher crude oil gathering volumes, driven by completion of the Hawkeye Oil Facility in the fourth quarter of 2017 and increased minimum volume commitments. The remaining $3.8 million is attributable to higher tariff rates and pass‑through electricity fees in 2018 compared to 2017. Depreciation expense increased $4.5 million primarily due to the Hawkeye Gas Facility and Hawkeye Oil Facility being brought into service in the first and fourth quarter of 2017, respectively. Operating and maintenance expenses and general and administrative expenses remained relatively flat compared to the same period last year.

Processing and Storage

Revenues increased $12.3 million in the first six months of 2018 compared to the same period in 2017, of which $10.2 million is attributable to higher volumes processed through the Tioga Gas Plant, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. The remaining $2.1 million of the increase is attributable primarily to higher pass‑through electricity fees in 2018 compared to 2017. Operating and maintenance expenses, depreciation expense and general and administrative expenses remained relatively flat compared to the same period last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues and other income increased $7.1 million in the first six months of 2018 compared to the same period in 2017, of which $5.9 million of the increase is attributable to higher crude oil throughput volumes at our terminals, driven by completion of the Johnson’s Corner Header System in the second half of 2017, and increased third‑party volumes contracted with Hess and delivered to us. In addition, $2.8 million of the increase is attributable to higher NGL loading and other revenue, and $0.8 million of the increase is attributable to higher tariff rates in 2018 compared to 2017. These increases were partially offset by $2.4 million lower rail transportation pass‑through revenue. Operating and maintenance expenses decreased $4.5 million, of which $2.4 million is attributable to lower rail transportation costs due to lower rail export volumes, and $2.1 million is primarily attributable to lower charges from Hess under our omnibus and employee secondment agreements. Depreciation expense and general and administrative expenses remained relatively flat compared to the same period last year.

Interest and Other

General and administrative expenses increased $1.3 million in the first six months of 2018 as a result of being a separate publicly traded partnership for the full period when compared to the same period in 2017. Interest expense, net of interest income remained relatively flat compared to the same period last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(in millions)
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income:
Net income	$94.6	$68.1	$183.6	$131.2
Plus:
Depreciation expense	30.2	28.5	60.2	55.3
Interest expense, net	0.4	0.5	0.7	0.5
Adjusted EBITDA	125.2	97.1	244.5	187.0
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	-	7.9	-	97.8
Adjusted EBITDA subsequent to the IPO on April 10, 2017	125.2	89.2	244.5	89.2
Less:
Adjusted EBITDA attributable to noncontrolling interest	101.0	72.2	197.0	72.2
Adjusted EBITDA attributable to Hess Midstream Partners LP	$24.2	$17.0	$47.5	$17.0
Less:
Cash interest paid, net	0.1	0.2	0.2	0.2
Maintenance capital expenditures(a)	0.2	-	0.2	-
Distributable cash flow attributable to Hess Midstream Partners LP	$23.9	$16.8	$47.1	$16.8

Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net cash provided by operating activities:
Net cash provided by operating activities	$141.5	$102.2	$252.0	$177.8
Changes in assets and liabilities	(16.2)	(5.3)	(7.3)	9.0
Amortization of deferred financing costs	(0.2)	(0.2)	(0.5)	(0.2)
Unit-based compensation	(0.3)	(0.1)	(0.4)	(0.1)
Interest expense, net	0.4	0.5	0.7	0.5
Adjusted EBITDA	125.2	97.1	244.5	187.0
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	-	7.9	-	97.8
Adjusted EBITDA attributable to noncontrolling interest	101.0	72.2	197.0	72.2
Adjusted EBITDA attributable to Hess Midstream Partners LP	$24.2	$17.0	$47.5	$17.0
Less:
Cash interest paid, net	0.1	0.2	0.2	0.2
Maintenance capital expenditures(a)	0.2	-	0.2	-
Distributable cash flow attributable to Hess Midstream Partners LP	$23.9	$16.8	$47.1	$16.8

(a) Under our contribution agreement, Hess Infrastructure Partners agreed to bear the full costs we incurred for maintenance capital expenditures during the three and six‑month periods ended June 30, 2017.

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

Our partnership agreement requires that we distribute all of our available cash to unitholders. On July 23, 2018, we declared a quarterly cash distribution of $0.3452 per common and subordinated unit, to be paid on August 13, 2018 to unitholders of record on August 2, 2018.

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. We have the option to extend the revolving credit facility for two additional one‑year terms and to increase the overall capacity of the revolving credit facility by up to an additional $100.0 million subject to, among other things, the consent of the lenders. As of June 30, 2018, the credit facility remained undrawn.

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

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $74.2 million for the first six months of 2018 compared to the same period in 2017. The change in operating cash flows resulted from an increase in revenues and other income of $53.1 million, a decrease in expenses, other than depreciation, amortization and unit‑based compensation, of $4.8 million, and a decrease in cash used from changes in working capital of $16.3 million.

Investing Activities. Cash flows used in investing activities increased $61.6 million for the first six months of 2018 compared to the same period in 2017, due to our investment in the LM4 joint venture of $41.3 million, and an increase in payments for capital expenditures of $20.3 million.

Financing Activities. Cash flows used in financing activities increased $46.0 million for the first six months of 2018 compared to the same period in 2017 primarily related to distributions to unitholders of $36.5 million offset by lower net distributions to Hess Infrastructure Partners of $0.5 million. In 2017, $10.0 million in proceeds were retained by the Partnership from the sale of common units.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended
	June 30,
	2018	2017
(in millions)
Maintenance	$3.2	$3.8
Expansion	114.7	40.3
Total capital expenditures	117.9	44.1
(Increase) decrease in accrued liabilities	(21.0)	32.5
Additions to property, plant and equipment	$96.9	$76.6

The increase in capital expenditures is primarily attributable to well connect system build‑out to capture additional Hess and third‑party crude oil and natural gas production, and acceleration of engineering, procurement and construction work related to our gas compression expansion projects to support Hess and third‑party growth.

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

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of June 30, 2018, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2018.

There was no change in internal control over financial reporting, as defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f), in the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Date:  August 10, 2018