Form 10-Q
period 2018-09-30
Hess Midstream Partners LP
filed 2018-11-09
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐     No ☒

At September 30, 2018, the registrant had 27,297,031 common units and 27,279,654 subordinated units outstanding.

HESS MIDSTREAM PARTNERS LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	September 30,	December 31,
	2018	2017
(in millions, except unit amounts)	(unaudited)
Assets
Cash and cash equivalents	$34.6	$47.2
Accounts receivable—affiliate:
From contracts with customers	65.4	58.5
Other receivables	0.1	1.3
Other current assets	5.1	4.4
Total current assets	105.2	111.4
Equity investments	67.3	-
Property, plant and equipment, net	2,630.5	2,520.5
Other noncurrent assets	2.4	3.2
Total assets	$2,805.4	$2,635.1
Liabilities
Accounts payable—trade	$12.8	$12.2
Accounts payable—affiliate	23.3	22.5
Accrued liabilities	70.2	32.7
Other current liabilities	5.5	7.0
Total current liabilities	111.8	74.4
Other noncurrent liabilities	6.0	5.4
Total liabilities	117.8	79.8
Partners' capital
Common unitholders—public (17,014,377 and 16,997,000 units issued and outstanding as of September 30, 2018 and December 31, 2017)	357.6	357.7
Common unitholders—affiliate (10,282,654 units issued and outstanding as of September 30, 2018 and December 31, 2017)	40.2	40.5
Subordinated unitholders—affiliate (27,279,654 units issued and outstanding as of September 30, 2018 and December 31, 2017)	106.6	107.8
General partner	14.9	14.8
Total Hess Midstream Partners LP partners' capital	519.3	520.8
Noncontrolling interest	2,168.3	2,034.5
Total partners' capital	2,687.6	2,555.3
Total liabilities and partners' capital	$2,805.4	$2,635.1

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in millions, except per unit amounts)
Revenues
Affiliate services	$169.3	$146.7	$490.6	$415.3
Other income	0.2	-	0.6	-
Total revenues	169.5	146.7	491.2	415.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	39.4	39.6	111.1	117.3
Depreciation expense	30.6	28.5	90.8	83.8
General and administrative expenses	2.4	1.7	7.9	5.6
Total costs and expenses	72.4	69.8	209.8	206.7
Income from operations	97.1	76.9	281.4	208.6
Interest expense, net	0.3	0.4	1.0	0.9
Net income	96.8	76.5	280.4	207.7
Less: Net income prior to the IPO on April 10, 2017	-	-	-	68.2
Less: Net income attributable to noncontrolling interest	78.0	61.5	226.8	113.1
Net income attributable to Hess Midstream Partners LP	18.8	15.0	53.6	26.4
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	0.5	0.3	1.2	0.5
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$18.3	$14.7	$52.4	$25.9

Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.34	$0.27	$0.96	$0.48
Subordinated	$0.34	$0.27	$0.96	$0.48
Weighted average limited partner units outstanding:
Basic:
Common	27.3	27.3	27.3	26.7
Subordinated	27.3	27.3	27.3	26.7
Diluted:
Common	27.4	27.3	27.4	26.7
Subordinated	27.3	27.3	27.3	26.7

Cash distributions declared per unit (*)	$0.3575	$0.3107	$1.0360	$0.5810

(*) Represents cash distributions declared during the month following the end of each respective quarterly period. See Note 13, Subsequent Event.

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Net Parent Investment Predecessor	Total
(in millions)
Balance at December 31, 2016	$-	$-	$-	$-	$-	$2,238.4	$2,238.4
Net income prior to the IPO on April 10, 2017	-	-	-	-	-	68.2	68.2
Other contributions from parent, net, prior to the IPO on April 10, 2017	-	-	-	-	-	225.0	225.0
Contribution of net assets to Hess Midstream Partners LP	-	134.6	357.2	14.6	2,025.2	(2,531.6)	-
IPO proceeds, net of underwriters' discounts	365.5	-	-	-	-	-	365.5
Offering costs	(10.7)	-	-	-	-	-	(10.7)
Distribution of IPO proceeds	-	(95.7)	(253.8)	-	-	-	(349.5)
Net income subsequent to the IPO on April 10, 2017	8.1	4.9	12.9	0.5	113.1	-	139.5
Unit-based compensation	0.2	-	-	-	-	-	0.2
Distributions to unitholders	(4.6)	(2.8)	(7.4)	(0.3)	-	-	(15.1)
Distributions to noncontrolling interest	-	-	-	-	(170.7)	-	(170.7)
Contribution from noncontrolling interest	-	-	-	-	70.8	-	70.8
Balance at September 30, 2017	$358.5	$41.0	$108.9	$14.8	$2,038.4	$-	$2,561.6

Balance at December 31, 2017	$357.7	$40.5	$107.8	$14.8	$2,034.5	$-	$2,555.3
Net income	16.3	9.9	26.2	1.2	226.8	-	280.4
Unit-based compensation	0.7	-	-	-	-	-	0.7
Distributions to unitholders	(17.1)	(10.2)	(27.4)	(1.1)	-	-	(55.8)
Distributions to noncontrolling interest	-	-	-	-	(149.2)	-	(149.2)
Contributions from noncontrolling interest	-	-	-	-	56.2	-	56.2
Balance at September 30, 2018	$357.6	$40.2	$106.6	$14.9	$2,168.3	$-	$2,687.6

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
(in millions)
Cash flows from operating activities
Net income	$280.4	$207.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	90.8	83.8
Amortization of deferred financing costs	0.8	0.4
Unit-based compensation expense	0.7	0.2
Changes in assets and liabilities:
Accounts receivable – affiliate	(5.7)	(15.1)
Other current and noncurrent assets	(0.7)	1.9
Accounts payable – trade	0.6	(21.2)
Accounts payable – affiliate	0.8	23.5
Accrued liabilities	2.5	(3.1)
Other current and noncurrent liabilities	(2.8)	0.9
Net cash provided by (used in) operating activities	367.4	279.0
Cash flows from investing activities
Payments for equity investments	(67.3)	-
Additions to property, plant and equipment	(163.9)	(98.1)
Net cash provided by (used in) investing activities	(231.2)	(98.1)
Cash flows from financing activities
Cash distributions to parent prior to the IPO on April 10, 2017	-	(95.3)
Cash contributions from parent prior to the IPO on April 10, 2017	-	67.1
IPO proceeds, net of underwriters' discounts	-	365.5
Cash offering costs	-	(2.1)
Distribution of IPO proceeds to Hess and GIP	-	(349.5)
Financing costs	-	(3.9)
Distributions to unitholders	(55.8)	(15.1)
Distributions to noncontrolling interest	(149.2)	(170.7)
Contributions from noncontrolling interest	56.2	70.8
Net cash provided by (used in) financing activities	(148.8)	(133.2)
Increase (decrease) in cash and cash equivalents	(12.6)	47.7
Cash and cash equivalents, beginning of period	47.2	0.3
Cash and cash equivalents, end of period	$34.6	$48.0
Supplemental disclosure of non-cash investing and financing activities:
Contributions to settle accounts payable – affiliate	-	253.2
Removal of historical capitalized offering costs	-	8.6

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

Note 2.  Basis of Presentation

Presentation.  The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2018 and December 31, 2017, the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and consolidated cash flows for the nine months ended September 30, 2018 and 2017. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Equity Investments.  We account for our investment in LM4 under the equity method of accounting, as we do not control, but have a significant influence over, its operations. As of September 30, 2018, we have contributed $67.3 million of cash for our gross interest in LM4. We do not have a basis difference between the amount at which the investment is carried and the amount of underlying equity in net assets of the investee.

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

Revenue Recognition—Contracts with Customers.  We earn substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs, and storing and terminaling propane. We do not own or take title to the volumes that we handle. Effective January 1, 2014, we entered into i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, and v) terminal and export services fee‑based commercial agreements with certain subsidiaries of Hess. Our responsibilities to provide each of the above services under each of the commercial agreements are considered separate, distinct performance obligations.

We recognize revenues for each performance obligation under our commercial agreements over‑time as services are rendered using the output method, measured using the amount of volumes serviced during the period. The minimum volume commitments are subject to fluctuation based on nominations covering substantially all of Hess’s production and projected third-party volumes that will be purchased in the Bakken. As the minimum volume commitments are subject to fluctuation, and these commercial agreements contain fee inflation escalators and fee recalculation mechanisms, substantially all of the transaction price, as this term is defined in ASC 606, is variable at inception of each of the commercial agreements. As the variability is resolved prior to the recognition of revenue, we do not apply a constraint to the transaction price at the inception of the commercial agreements. We elected the practical expedient to recognize revenue in the amount to which we have a right to invoice as permitted under ASC 606. Due to this election and as the transaction price allocated to our unsatisfied performance obligations is entirely variable, we have elected the exemption provided by ASC 606 from the disclosure of revenue recognizable in future periods as our unsatisfied performance obligations are fulfilled. There are no significant financing components in any of our commercial agreements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The minimum volumes that Hess provides to our assets under our commercial agreements include dedicated production covering substantially all of Hess’s existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by Hess through dedicated third-party contracts. If Hess delivers volumes less than the applicable minimum volume commitments under our commercial agreements during any quarter, Hess is obligated to pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing and/or terminaling fee, as applicable. Our responsibility to stand-ready to service a minimum volume over each quarterly commitment period represents a separate, distinct performance obligation. Currently, and for the remainder of the Initial Term of each commercial agreement as described in Note 3 below, volume deficiencies are measured quarterly and recognized as revenue in the same period, as any associated shortfall payments are not subject to future reduction or offset. During the Secondary Term of each commercial agreement as described in Note 3 below, Hess will be entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess, which will initially be reported in deferred revenue. Hess may apply such credit against the fees payable for any volumes delivered to us under the applicable agreement in excess of Hess’ nominated volumes up to four quarters after such credit is earned. Unused credits by Hess will be recognized as revenue when they expire after four quarters. However, Hess will not be entitled to receive any such credit with respect to crude oil terminaling services under our terminal and export services agreement.

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

Accounts Receivable.  We record affiliate accounts receivable upon performance of services to affiliated companies. Generally, we receive payments from affiliated companies on a monthly basis, shortly after performance of services. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of September 30, 2018 and December 31, 2017.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02, Leases, as a new ASC Topic, ASC 842. The new standard supersedes ASC 840 and will require the recognition of right-of-use assets and lease liabilities for all leases with lease terms greater than one year, including leases currently treated as operating leases under ASC 840. ASC 842 is effective for us beginning in the first quarter of 2019, with early adoption permitted. We have elected to adopt ASC 842 on January 1, 2019 using the modified retrospective method which allows application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to partners’ capital at the date of adoption. Accordingly, comparative financial statements for periods prior to the adoption date of ASC 842 will not be affected. In addition, we have elected to apply the ‘package’ of practical expedients allowing us to avoid reassessing whether existing contracts are (or contain) leases, whether the lease classification for existing leases would differ under ASC 842, and whether initial direct costs incurred for existing leases are capitalizable under ASC 842. Finally, we have elected to apply the practical expedient allowing us to avoid reassessing land easements that were not previously accounted for as leases under ASC 840. We have not elected the ‘hindsight’ practical expedient when determining lease term. As part of our ASC 842 implementation project, we continue to evaluate contracts, monitor standard setting activity, and evaluate our internal controls to comply with the accounting and disclosure requirements of ASC 842.

Note 3.  Related Party Transactions

Commercial Agreements

Effective January 1, 2014, we entered into i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, and v) terminal and export services fee‑based commercial agreements with certain subsidiaries of Hess. Under these commercial agreements, we provide gathering, compression, processing, fractionation, storage, terminaling, loading and transportation services to Hess, for which we receive a fee per barrel of crude oil, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, natural gas and NGLs. These agreements also include inflation escalators and fee recalculation mechanisms that allow fees to be adjusted annually.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 17, 2018, we amended and restated our gas gathering and gas processing and fractionation agreements with Hess to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. Effective January 1, 2019, Hess will pay us a combined processing fee per Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, for aggregate volumes processed at LM4 and Tioga Gas Plant. Except with regard to a certain gathering sub-system as described below, each of our commercial agreements with Hess retains its initial 10‑year term (“Initial Term”) and we have the unilateral right to extend each commercial agreement for one additional 10‑year term (“Secondary Term”).  The amended and restated gas gathering agreement also extends the Initial Term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year Initial Term and decreases the Secondary Term for that gathering sub-system by 5 years to provide for a 5-year Secondary Term. In addition, the fee recalculation mechanism continues to apply to the amended and restated agreements and, effective January 1, 2019, will incorporate the revenues received and expected to be received by Hess from sourcing third-party dedicated production in order to further align the interests of us and Hess in promoting the growth of third-party volumes on our Bakken assets.

For the three and nine months ended September 30, 2018 and 2017, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

During the three and nine months ended September 30, 2018, we earned $11.5 million and $40.9 million, respectively, of minimum volume shortfall fee payments (2017: $13.4 million and $48.5 million, respectively). In addition, during the three and nine months ended September 30, 2018, we recognized, as part of affiliate revenues, $4.5 million and $12.1 million, respectively, of reimbursements from Hess related to third‑party rail transportation costs (2017: $3.4 million and $13.4 million, respectively). Finally, during the three and nine months ended September 30, 2018, we recognized, as part of affiliate revenues, $6.7 million and $20.1 million, respectively, of reimbursements from Hess related to electricity fees (2017: $6.6 million and $18.3 million, respectively). The related third-party transportation costs and electricity fees were included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and nine months ended September 30, 2018 and 2017, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in millions)
Operating and maintenance expenses	$11.7	$13.7	$34.6	$41.2
General and administrative expenses	1.7	1.4	4.9	4.3
Total	$13.4	$15.1	$39.5	$45.5

Contribution Agreement

Under our contribution, conveyance and assumption agreement, Hess Infrastructure Partners agreed to bear the cost of certain maintenance capital projects associated with the Contributed Businesses. During the nine months ended September 30, 2018, Hess Infrastructure Partners contributed $2.4 million to us related to the reimbursement for those maintenance capital projects (2017: $9.2 million).

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	September 30, 2018	December 31, 2017
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$930.9	$890.8
Compressors, pumping stations and terminals	22 to 25 years	555.8	535.5
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	184.8	158.4
Logistics facilities and railcars	20 to 25 years	382.7	371.1
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	10.6	9.2
Construction-in-progress	N/A	170.1	69.5
Total property, plant and equipment, at cost		3,324.9	3,124.5
Accumulated depreciation		(694.4)	(604.0)
Property, plant and equipment, net		$2,630.5	$2,520.5

Note 5.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2018	December 31, 2017
(in millions)
Accrued capital expenditures	$57.8	$22.8
Other accruals	12.4	9.9
Total	$70.2	$32.7

Note 6.  Debt and Interest Expense

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of September 30, 2018, the revolving credit facility remained undrawn. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit
Second Quarter 2017(1)	August 4, 2017	August 14, 2017	$0.2703
Third Quarter 2017	November 3, 2017	November 13, 2017	$0.3107
Fourth Quarter 2017	February 2, 2018	February 13, 2018	$0.3218
First Quarter 2018	May 4, 2018	May 14, 2018	$0.3333
Second Quarter 2018	August 2, 2018	August 13, 2018	$0.3452
Third Quarter 2018(2)	November 5, 2018	November 13, 2018	$0.3575

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

Unit‑based award activity for the nine months ended September 30, 2018 was as follows:

		Weighted Average
		Award Date
	Number of Units	Fair Value
Outstanding and unvested units at December 31, 2017	44,127	$22.85
Granted	90,594	20.51
Forfeited	(3,107)	21.73
Vested	(17,377)	22.63
Outstanding and unvested units at September 30, 2018	114,237	$21.06

As of September 30, 2018, $1.8 million of compensation cost related to unvested phantom units awarded under the LTIP remains to be recognized over an expected weighted‑average period of 2.1 years.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the Partnership’s calculation of net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per unit amounts)	2018	2017	2018	2017
Net income	$96.8	$76.5	$280.4	$207.7
Less: Net income prior to the IPO on April 10, 2017	-	-	-	68.2
Less: Net income attributable to noncontrolling interest	78.0	61.5	226.8	113.1
Net income attributable to Hess Midstream Partners LP	18.8	15.0	53.6	26.4
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	0.5	0.3	1.2	0.5
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$18.3	$14.7	$52.4	$25.9
Common unitholders' interest in net income attributable to Hess Midstream Partners LP	$9.2	$7.4	$26.2	$13.0
Subordinated unitholders' interest in net income attributable to Hess Midstream Partners LP	$9.1	$7.3	$26.2	$12.9
Net income attributable to Hess Midstream Partners LP per limited partner unit:
Common (basic and diluted)	$0.34	$0.27	$0.96	$0.48
Subordinated (basic and diluted)	$0.34	$0.27	$0.96	$0.48
Weighted average number of limited partner units outstanding:
Basic:
Common	27.3	27.3	27.3	26.7
Subordinated	27.3	27.3	27.3	26.7
Diluted:
Common	27.4	27.3	27.4	26.7
Subordinated	27.3	27.3	27.3	26.7

Note 10.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and nine months ended September 30, 2018 and 2017.

Note 11.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of September 30, 2018, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.7 million and $2.3 million, respectively, compared with $1.0 million and $2.4 million, respectively, as of December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, we did not have accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended September 30, 2018
Revenues and other income	$82.6	$65.2	$21.7	$-	$169.5
Net income (loss)	49.9	39.6	8.3	(1.0)	96.8
Net income (loss) attributable to Hess Midstream Partners LP	10.1	8.1	1.6	(1.0)	18.8
Depreciation expense	15.6	11.0	4.0	-	30.6
Interest expense, net	-	-	-	0.3	0.3
Adjusted EBITDA	65.5	50.6	12.3	(0.7)	127.7
Adjusted EBITDA attributable to Hess Midstream Partners LP	13.2	10.3	2.4	(0.7)	25.2
Capital expenditures	79.4	0.5	1.1	-	81.0

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended September 30, 2017
Revenues and other income	$72.1	$58.5	$16.1	$-	$146.7
Net income (loss)	41.5	32.0	3.8	(0.8)	76.5
Net income (loss) attributable to Hess Midstream Partners LP	8.2	6.7	0.9	(0.8)	15.0
Depreciation expense	13.8	10.9	3.8	-	28.5
Interest expense, net	-	-	-	0.4	0.4
Adjusted EBITDA	55.3	42.9	7.6	(0.4)	105.4
Adjusted EBITDA attributable to Hess Midstream Partners LP	11.0	8.9	1.6	(0.4)	21.1
Capital expenditures	13.1	5.4	7.2	-	25.7

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Nine Months Ended September 30, 2018
Revenues and other income	$243.0	$186.4	$61.8	$-	$491.2
Net income (loss)	148.6	111.0	24.8	(4.0)	280.4
Net income (loss) attributable to Hess Midstream Partners LP	29.8	22.8	5.0	(4.0)	53.6
Depreciation expense	46.2	32.8	11.8	-	90.8
Interest expense, net	-	-	-	1.0	1.0
Adjusted EBITDA	194.8	143.8	36.6	(3.0)	372.2
Adjusted EBITDA attributable to Hess Midstream Partners LP	38.9	29.4	7.4	(3.0)	72.7
Capital expenditures	187.7	7.9	3.3	-	198.9

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Nine Months Ended September 30, 2017
Revenues and other income	$198.8	$167.4	$49.1	$-	$415.3
Net income (loss)	110.4	90.9	8.7	(2.3)	207.7
Net income (loss) attributable to Hess Midstream Partners LP	15.2	12.1	1.4	(2.3)	26.4
Depreciation expense	39.9	32.7	11.2	-	83.8
Interest expense, net	-	-	-	0.9	0.9
Adjusted EBITDA	150.3	123.6	19.9	(1.4)	292.4
Adjusted EBITDA attributable to Hess Midstream Partners LP	20.5	16.2	2.8	(1.4)	38.1
Capital expenditures	41.1	10.5	18.2	-	69.8

Total assets for the reportable segments are as follows:

	September 30, 2018	December 31, 2017
(in millions)
Gathering	$1,426.5	$1,280.5
Processing and Storage	1,018.7	972.8
Terminaling and Export	322.8	330.8
Interest and Other	37.4	51.0
Total assets	$2,805.4	$2,635.1

Note 13.  Subsequent Event

On October 25, 2018, the board of directors of our general partner declared a quarterly cash distribution of $0.3575 per common and subordinated unit for the quarter ended September 30, 2018, an increase of 15% compared with the quarter ended September 30, 2017. The distribution will be payable on November 13, 2018, to unitholders of record as of the close of business on November 5, 2018.

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

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day gas processing plant called Little Missouri Four (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Targa Resources Corp. manages the construction of LM4 and will operate the plant. The operator expects the LM4 plant to be in service in the second quarter of 2019.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2018 included:

•	Net income of $96.8 million, of which $18.8 million is attributable to the Partnership;
•	Net cash provided by operating activities of $115.4 million;
•	Adjusted EBITDA of $127.7 million, of which $25.2 million is attributable to the Partnership;
•	Distributable cash flow of $24.9 million;
•	Cash distribution of $0.3575 per unit, declared on October 25, 2018;
•

Compared with the prior‑year quarter, throughput volume increased by 10% for gas gathering, 46% for crude oil gathering, 13% for gas processing and 39% for crude terminaling, driven by Hess Corporation’s growing production, capturing additional third-party customer volumes, and strong operating performance of our assets.

For additional information regarding our non‑GAAP financial measures, see How We Evaluate Our Operations and Reconciliation of Non‑GAAP Financial Measures below.

PART I – FINANCIAL INFORMATION (CONT’D)

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane. We have entered into long‑term, fee‑based commercial agreements with Hess dated effective January 1, 2014. Except with regard to a certain gathering sub-system, as described below, each of our commercial agreements with Hess has an initial 10-year term and we have the unilateral right to renew each of these agreements for one additional 10‑year term. On September 17, 2018, we amended our gas gathering and gas processing and fractionation agreements to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. The amended and restated gas gathering agreement also extends the initial term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year initial term and decreases the secondary term for that gathering sub-system by 5 years to provide for a 5-year secondary term. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’s minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability. Our revenues also include revenues from third‑party volumes contracted with Hess and delivered to us under these commercial agreements with Hess, as well as pass‑through third‑party rail transportation costs and electricity fees for which we recognize revenues in an amount equal to the costs. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Results of operations for the three months ended September 30, 2018 and 2017 are presented below (in millions, unless otherwise noted).

For the Three Months Ended September 30, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$82.6	$65.2	$21.5	$-	$169.3
Other income	-	-	0.2	-	0.2
Total revenues	82.6	65.2	21.7	-	169.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	16.1	14.0	9.3	-	39.4
Depreciation expense	15.6	11.0	4.0	-	30.6
General and administrative expenses	1.0	0.6	0.1	0.7	2.4
Total costs and expenses	32.7	25.6	13.4	0.7	72.4
Income (loss) from operations	49.9	39.6	8.3	(0.7)	97.1
Interest expense, net	-	-	-	0.3	0.3
Net income (loss)	49.9	39.6	8.3	(1.0)	96.8
Less: net income (loss) attributable to noncontrolling interest	39.8	31.5	6.7	-	78.0
Net income (loss) attributable to Hess Midstream Partners LP	$10.1	$8.1	$1.6	$(1.0)	$18.8

Throughput volumes
Gas gathering (MMcf/d)(1)	251				251
Crude oil gathering (MBbl/d)(2)	89				89
Gas processing (MMcf/d)(1)		241			241
Crude terminals (MBbl/d)(2)			99		99
NGL loading (MBbl/d)(2)			16		16

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$72.1	$58.5	$16.1	$-	$146.7
Total revenues	72.1	58.5	16.1	-	146.7
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	16.0	15.3	8.3	-	39.6
Depreciation expense	13.8	10.9	3.8	-	28.5
General and administrative expenses	0.8	0.3	0.2	0.4	1.7
Total costs and expenses	30.6	26.5	12.3	0.4	69.8
Income (loss) from operations	41.5	32.0	3.8	(0.4)	76.9
Interest expense, net	-	-	-	0.4	0.4
Net Income (loss)	41.5	32.0	3.8	(0.8)	76.5
Less: net income (loss) attributable to noncontrolling interest	33.3	25.3	2.9	-	61.5
Net income (loss) attributable to Hess Midstream Partners LP	$8.2	$6.7	$0.9	$(0.8)	$15.0

Throughput volumes
Gas gathering (MMcf/d)(1)	229				229
Crude oil gathering (MBbl/d)(2)	61				61
Gas processing (MMcf/d)(1)		214			214
Crude terminals (MBbl/d)(2)			71		71
NGL loading (MBbl/d)(2)			13		13
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues increased $10.5 million in the third quarter of 2018 compared to the third quarter of 2017, of which $5.7 million is attributable to higher gas gathering and compression volumes, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us.  In addition, $4.8 million is attributable to higher crude oil gathering volumes, driven by growing Hess production and increased minimum volume commitments. Depreciation expense increased $1.8 million due to new assets being brought into service. The change in operating and maintenance expenses and general and administrative expenses was insignificant compared to the same quarter last year.

Processing and Storage

Revenues increased $6.7 million in the third quarter of 2018 compared to the third quarter of 2017, primarily due to higher volumes processed through the Tioga Gas Plant, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. Operating and maintenance expenses decreased $1.3 million primarily attributable to lower charges from Hess under our omnibus and employee secondment agreements. The change in depreciation expense and general and administrative expenses was insignificant compared to the same quarter last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues and other income increased $5.6 million in the third quarter of 2018 compared to the third quarter of 2017, of which $3.0 million is attributable to higher crude oil throughput volumes at our terminals, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. In addition, $1.1 million of the increase is attributable to higher rail transportation pass‑through revenue and another $1.1 million of the increase is attributable to higher tariff rates in 2018 compared to 2017. The remaining $0.4 million of the increase is attributable to higher NGL volumes and other income. Operating and maintenance expenses increased $1.0 million, primarily attributable to higher rail transportation costs due to higher rail export volumes. The change in depreciation expense and general and administrative expenses was insignificant compared to the same quarter last year.

Interest and Other

The change in general and administrative expenses and interest expense, net of interest income, was insignificant for the third quarter of 2018 compared to the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Results of operations for the nine months ended September 30, 2018 and 2017 are presented below (in millions, unless otherwise noted).

For the Nine Months Ended September 30, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$243.0	$186.4	$61.2	$-	$490.6
Other income	-	-	0.6	-	0.6
Total revenues	243.0	186.4	61.8	-	491.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	45.4	40.7	25.0	-	111.1
Depreciation expense	46.2	32.8	11.8	-	90.8
General and administrative expenses	2.8	1.9	0.2	3.0	7.9
Total costs and expenses	94.4	75.4	37.0	3.0	209.8
Income (loss) from operations	148.6	111.0	24.8	(3.0)	281.4
Interest expense, net	-	-	-	1.0	1.0
Net income (loss)	148.6	111.0	24.8	(4.0)	280.4
Less: net income (loss) attributable to noncontrolling interest	118.8	88.2	19.8	-	226.8
Net income (loss) attributable to Hess Midstream Partners LP	$29.8	$22.8	$5.0	$(4.0)	$53.6

Throughput volumes
Gas gathering (MMcf/d)(1)	246				246
Crude oil gathering (MBbl/d)(2)	84				84
Gas processing (MMcf/d)(1)		231			231
Crude terminals (MBbl/d)(2)			95		95
NGL loading (MBbl/d)(2)			14		14
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$198.8	$167.4	$49.1	$-	$415.3
Total revenues	198.8	167.4	49.1	-	415.3
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	46.0	42.8	28.5	-	117.3
Depreciation expense	39.9	32.7	11.2	-	83.8
General and administrative expenses	2.5	1.0	0.7	1.4	5.6
Total costs and expenses	88.4	76.5	40.4	1.4	206.7
Income (loss) from operations	110.4	90.9	8.7	(1.4)	208.6
Interest expense, net	-	-	-	0.9	0.9
Net income (loss)	110.4	90.9	8.7	(2.3)	207.7
Less: net income (loss) prior to the IPO on April 10, 2017	34.2	31.7	2.3	-	68.2
Less: net income (loss) attributable to noncontrolling interest	61.0	47.1	5.0	-	113.1
Net income (loss) attributable to Hess Midstream Partners LP	$15.2	$12.1	$1.4	$(2.3)	$26.4

Throughput volumes
Gas gathering (MMcf/d)(1)	208				208
Crude oil gathering (MBbl/d)(2)	63				63
Gas processing (MMcf/d)(1)		193			193
Crude terminals (MBbl/d)(2)			63		63
NGL loading (MBbl/d)(2)			12		12
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues increased $44.2 million in the first nine months of 2018 compared to the same period in 2017, of which $23.8 million is attributable to higher gas gathering and compression volumes, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. In addition, $16.5 million is attributable to higher crude oil gathering volumes, driven by growing Hess production and increased minimum volume commitments. The remaining $3.9 million is attributable to higher tariff rates and pass‑through electricity fees in 2018 compared to 2017. Depreciation expense increased $6.3 million primarily due to the Hawkeye Gas Facility and Hawkeye Oil Facility being brought into service in the first and fourth quarter of 2017, respectively, and additional new assets being brought into service in 2018. The change in operating and maintenance expenses and general and administrative expenses was insignificant compared to the same period last year.

Processing and Storage

Revenues increased $19.0 million in the first nine months of 2018 compared to the same period in 2017, of which $16.8 million is attributable to higher volumes processed through the Tioga Gas Plant, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. The remaining $2.2 million of the increase is primarily attributable to higher pass‑through electricity fees in 2018 compared to 2017. Operating and maintenance expenses decreased $2.1 million primarily attributable to lower charges from Hess under our omnibus and employee secondment agreements. The change in depreciation expense and general and administrative expenses was insignificant compared to the same period last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues and other income increased $12.7 million in the first nine months of 2018 compared to the same period in 2017, of which $7.8 million of the increase is attributable to higher crude oil throughput volumes at our terminals, driven by completion of the Johnson’s Corner Header System in the second half of 2017, growing Hess production and increased third‑party volumes contracted with Hess and delivered to us. In addition, $4.2 million of the increase is attributable to higher tariff rates in 2018 compared to 2017, $1.4 million of the increase is attributable to higher NGL volumes, and $0.6 million of the increase is attributable to other income. These increases were partially offset by $1.3 million lower rail transportation pass‑through revenue. Operating and maintenance expenses decreased $3.5 million, of which $1.3 million is attributable to lower rail transportation costs due to lower rail export volumes, and $2.2 million is primarily attributable to lower charges from Hess under our omnibus and employee secondment agreements. The change in depreciation expense and general and administrative expenses was insignificant compared to the same period last year.

Interest and Other

General and administrative expenses increased $1.6 million in the first nine months of 2018 as a result of being a separate publicly traded partnership for the full period when compared to the same period in 2017. The change in interest expense, net of interest income was insignificant compared to the same period last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and distributable cash flow attributable to Hess Midstream Partners LP to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(in millions)
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income:
Net income	$96.8	$76.5	$280.4	$207.7
Plus:
Depreciation expense	30.6	28.5	90.8	83.8
Interest expense, net	0.3	0.4	1.0	0.9
Adjusted EBITDA	127.7	105.4	372.2	292.4
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	-	-	-	97.8
Adjusted EBITDA attributable to noncontrolling interest	102.5	84.3	299.5	156.5
Adjusted EBITDA attributable to Hess Midstream Partners LP	$25.2	$21.1	$72.7	$38.1
Less:
Cash interest paid, net	-	0.2	0.2	0.4
Maintenance capital expenditures(a)	0.3	-	0.5	-
Distributable cash flow attributable to Hess Midstream Partners LP	$24.9	$20.9	$72.0	$37.7

Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net cash provided by operating activities:
Net cash provided by operating activities	$115.4	$101.2	$367.4	$279.0
Changes in assets and liabilities	12.6	4.1	5.3	13.1
Amortization of deferred financing costs	(0.3)	(0.2)	(0.8)	(0.4)
Unit-based compensation	(0.3)	(0.1)	(0.7)	(0.2)
Interest expense, net	0.3	0.4	1.0	0.9
Adjusted EBITDA	127.7	105.4	372.2	292.4
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	-	-	-	97.8
Adjusted EBITDA attributable to noncontrolling interest	102.5	84.3	299.5	156.5
Adjusted EBITDA attributable to Hess Midstream Partners LP	$25.2	$21.1	$72.7	$38.1
Less:
Cash interest paid, net	-	0.2	0.2	0.4
Maintenance capital expenditures(a)	0.3	-	0.5	-
Distributable cash flow attributable to Hess Midstream Partners LP	$24.9	$20.9	$72.0	$37.7

(a) Under our contribution agreement, Hess Infrastructure Partners agreed to bear the full costs we incurred for maintenance capital expenditures during the three and nine‑month periods ended September 30, 2017.

PART I – FINANCIAL INFORMATION (CONT’D)

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include:

•	cash generated from operations;
•	borrowings under our revolving credit facility;
•	issuances of debt securities; and
•	issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures, debt service requirements and our quarterly cash distribution requirements. We believe that long-term growth projects or potential acquisitions will be funded primarily through borrowings under our revolving credit facility or through the issuance of debt and equity securities.

Our partnership agreement requires that we distribute all of our available cash to unitholders. On October 25, 2018, we declared a quarterly cash distribution of $0.3575 per common and subordinated unit, to be paid on November 13, 2018 to unitholders of record on November 5, 2018.

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. We have the option to extend the revolving credit facility for two additional one‑year terms and to increase the overall capacity of the revolving credit facility by up to an additional $100.0 million subject to, among other things, the consent of the lenders. As of September 30, 2018, the credit facility remained undrawn.

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

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $88.4 million for the first nine months of 2018 compared to the same period in 2017. The change in operating cash flows resulted from an increase in revenues and other income of $75.9 million, a decrease in expenses, other than depreciation, amortization and unit‑based compensation, of $4.7 million, and a decrease in cash used from changes in working capital of $7.8 million.

Investing Activities. Cash flows used in investing activities increased $133.1 million for the first nine months of 2018 compared to the same period in 2017, due to our investment in the LM4 joint venture of $67.3 million, and an increase in payments for capital expenditures of $65.8 million.

Financing Activities. Cash flows used in financing activities increased $15.6 million for the first nine months of 2018 compared to the same period in 2017 primarily related to increased distributions to unitholders of $40.7 million offset by lower net distributions to Hess Infrastructure Partners of $35.1 million. In 2017, $10.0 million in proceeds were retained by the Partnership from the sale of common units.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended
	September 30,
	2018	2017
(in millions)
Maintenance	$4.9	$11.0
Expansion	194.0	58.8
Total capital expenditures	198.9	69.8
(Increase) decrease in accrued liabilities	(35.0)	28.3
Additions to property, plant and equipment	$163.9	$98.1

The increase in capital expenditures is primarily attributable to expansion of our gathering system and compression capacity to support Hess and third‑party growth.

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

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of September 30, 2018, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2018.

There was no change in internal control over financial reporting, as defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f), in the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
10.1

Second Amended and Restated Gas Processing and Fractionation Agreement effective as of September 17, 2018, by and between Hess Trading Corporation and Hess Tioga Gas Plant LLC (Incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on September 21, 2018

10.2

Second Amended and Restated Gas Gathering Agreement effective as of September 17, 2018, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed on September 21, 2018

	31.1	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	31.2	Certification required by Rule 13a‑14(a) (17 CFR 240.13a‑14(a)) or Rule 15d‑14(a) (17 CFR 240.15d‑14(a))
	32.1	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
	32.2	Certification required by Rule 13a‑14(b) (17 CFR 240.13a‑14(b)) or Rule 15d‑14(b) (17 CFR 240.15d‑14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
	8‑K	Hess Midstream Partners LP Form 8-K filed September 17, 2018
	101(INS)	XBRL Instance Document
	101(SCH)	XBRL Schema Document
	101(CAL)	XBRL Calculation Linkbase Document
	101(LAB)	XBRL Labels Linkbase Document
	101(PRE)	XBRL Presentation Linkbase Document
	101(DEF)	XBRL Definition Linkbase Document

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

Date:  November 9, 2018