Form 10-K
period 2018-12-31
Hess Midstream Partners LP
filed 2019-03-11
CIK 1619739

‘s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common units held by non‑affiliates of the registrant amount to $324.6 million, computed using the outstanding common units and closing market price on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

At December 31, 2018, the registrant had 27,297,031 common units and 27,279,654 subordinated units outstanding.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This report contains forward‑looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward‑looking statements. Our forward‑looking statements include statements about our business strategy, our industry, our expected revenues, our future profitability, our expected capital expenditures (including for maintenance or expansion projects and environmental expenditures) and the impact of such expenditures on our performance. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A—“Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.

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

Overview

We are a fee‑based, growth‑oriented, traditional master limited partnership formed by Hess Corporation (Hess) in 2014 to own, operate, develop and acquire a diverse set of midstream assets and provide fee‑based services to Hess and third‑party customers. In 2015, Hess contributed certain of its existing midstream assets in the Bakken to Hess Infrastructure Partners LP (Hess Infrastructure Partners), a midstream energy joint venture in which Global Infrastructure Partners (GIP) purchased a 50% ownership interest. Hess Infrastructure Partners contributed all of our initial assets to us upon the closing of our IPO in April 2017. The Partnership owns a 20% controlling economic interest in the contributed operating companies, while Hess Infrastructure Partners owns the remaining 80% economic interest, except for Hess Mentor Storage Holding LLC, in which we own a 100% economic interest.

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

IPO

On April 10, 2017, we completed our IPO of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option, representing a 30.5% limited partner interest in the Partnership at a price to the public of $23.00 per unit. Our common units are traded on the New York Stock Exchange (NYSE) under the symbol “HESM.”

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

LM4 Joint Venture

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. (Targa) to construct a new 200 MMcf/d gas processing plant called Little Missouri 4 (“LM4”). Our 50% interest in the joint venture is held through Hess TGP Operations LP, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Targa is managing the construction of LM4 and will operate the plant when completed. As of December 31, 2018, the plant was still under construction and the operator announced that the plant is expected to be in service in the second quarter of 2019.

Operating Segments

We conduct our business through three operating segments: (1) gathering, (2) processing and storage and (3) terminaling and export. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

Growth Drivers

We intend to expand our business by acquiring additional midstream assets from Hess Infrastructure Partners and third parties, including our right of first offer assets described below, capitalizing on organic growth opportunities in the Bakken and pursuing opportunities to add additional Hess and third‑party throughput volumes in the future. Hess Infrastructure Partners has agreed that, during the 10‑year period following the IPO, we will have the right to make an offer to purchase Hess Infrastructure Partners’ retained interests in Hess North Dakota Pipelines Operations LP, Hess TGP Operations LP and Hess North Dakota Export Logistics Operations LP (collectively, the “joint interest assets”), as well as its interest in Hess Water Services Holdings LLC, which owns the water services business Hess Infrastructure Partners recently purchased from Hess. We refer to this right as our right of first offer, and these interests as our right of first offer assets. Hess Infrastructure Partners is under no obligation to offer to sell us any additional assets (other than our right of first offer assets, and then only if Hess Infrastructure Partners decides to dispose of such assets), and we are under no obligation to buy any additional assets from Hess Infrastructure Partners.

Organizational Structure

The following diagram depicts our organizational structure as of December 31, 2018.

Our Business and Properties

Gathering

Our gathering business consists of our 20% controlling economic interest in Hess North Dakota Pipelines Operations LP (Gathering Opco), which owns our North Dakota natural gas, NGL and crude oil gathering systems. The following sections describe in more detail these assets and the related services that we provide.

Natural Gas Gathering and Compression

A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, the LM4 plant, when completed, and third‑party pipeline facilities. This gathering system consists of approximately 1,200 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 370 MMcf/d, including an aggregate compression capacity of approximately 190 MMcf/d. Included within our natural gas gathering and compression system, the Hawkeye Gas Facility, located in McKenzie County, has the capability to compress approximately 50 MMcf/d of natural gas, extract imbedded NGLs and remove water vapor. The Hawkeye Gas Facility entered into operational service in the first quarter of 2017. The compressed gas and mixed NGLs are transported to the Tioga Gas Plant and, when completed, the LM4 plant either as separate or combined streams for processing. Our gathering system capacity can be increased via installation of additional compression equipment.

Crude Oil Gathering

A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third‑party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System. The crude oil gathering system consists of approximately 400 miles of crude oil gathering pipelines with a current capacity of up to approximately 160 MBbl/d.

Included within our crude oil gathering system is our Hawkeye Oil Facility, which is a crude oil pumping and truck unloading facility located in McKenzie County, North Dakota. The Hawkeye Oil Facility entered into operational service in the fourth quarter of 2017. The facility receives crude oil through pipeline and truck deliveries from Hess and third parties and transports it by pipeline to the Ramberg Terminal Facility. Total receipt capacity of the facility is approximately 75 MBbl/d which can be filled solely through our crude oil gathering system or through a combination of our crude oil gathering system and truck unloading bays. The facility has six truck unloading bays with an aggregate capacity of approximately 30 MBbl/d. The facility has a redelivery capability of approximately 75 MBbl/d through a 12‑inch pipeline connected to the Ramberg Terminal Facility. The facility also has two crude oil storage tanks with a combined working storage capacity of approximately 10 MBbls. Our gathering system capacity can be increased through the installation of additional pumping equipment.

The following table sets forth certain information regarding our gathering assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Gathering Assets

Asset (1)	Commodity	Description	Approximate Miles of Pipelines	Approximate Throughput Capacity	Third-Party and Affiliate Connections
Natural gas gathering pipelines	Natural gas NGLs	Natural gas and NGL gathering	1,200 miles	370 MMcf/d	Upstream: Hess and third-party wells Downstream: Tioga Gas Plant; LM4 plant (under construction); third-party facilities
Natural gas compression	Natural gas NGLs	Gas compression; NGL extraction	-	190 MMcf/d (2)
Crude oil gathering pipelines	Crude oil	Crude oil gathering	400 miles	160 MBbl/d (3)	Upstream: Hess and third-party wells Downstream: Ramberg Terminal Facility; Tioga Rail Terminal; Johnson's Corner Header System
Hawkeye Oil Facility	Crude oil	Pump station; truck unloading	-	75 MBbl/d

(1)

Shown on a 100% basis. We own a 20% economic interest in Gathering Opco, which owns the natural gas gathering and compression assets and crude oil gathering assets. Hess Infrastructure Partners owns the remaining 80% economic interest in Gathering Opco.

(2)

The 190 MMcf/d capacity of our natural gas compression assets includes 50 MMcf/d of capacity at the Hawkeye Gas Facility and represents a portion of the 370 MMcf/d aggregate natural gas gathering pipelines capacity noted above.

(3)	Includes 75 MBbl/d of capacity at the Hawkeye Oil Facility.

On February 26, 2019, we announced that Hess North Dakota Pipelines LLC, a subsidiary of Gathering Opco, entered into an agreement to purchase the crude oil and gas gathering assets of Summit Midstream Partners’ Tioga Gathering System (the “Tioga System”) for cash consideration of approximately $60 million, with the potential for an additional $7 million of contingent payments in future periods subject to certain future performance metrics. The Tioga System is located in Williams County in western North Dakota and is currently delivering volumes into the Partnership’s gathering system. The crude oil and gas gathering assets include approximately 73 miles of crude pipelines and 79 miles of gas pipelines. The acquisition is expected to close in the first quarter of 2019, subject to customary closing conditions.

Processing and Storage

Our processing and storage business consists of (i) a 20% controlling economic interest in Hess TGP Operations LP (HTGP Opco), which owns the Tioga Gas Plant and a 50% interest in the LM4 gas processing plant to be operated by Targa when completed, and (ii) a 100% interest in Hess Mentor Storage Holdings LLC (Mentor Holdings), which owns the Mentor Storage Terminal. The following sections describe in more detail these assets and the related services that we provide.

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

The plant was initially constructed in 1954. The plant subsequently underwent a large‑scale expansion, refurbishment and optimization project that was completed in 2014, during which a new cryogenic processing train with a current processing capacity of 250 MMcf/d was installed. As part of our 2019 capital program, we expect to begin engineering work for a planned expansion of the Tioga Gas Plant of at least 50 MMcf/d in 2020-2021.

The plant includes the North Dakota Natural Gas Pipeline, an approximately 60‑mile, 10.75‑inch residue gas pipeline that connects to the interstate Northern Border Pipeline near Cherry Creek in McKenzie County, North Dakota. This pipeline was constructed in 1992 and is capable of delivering 65 MMcf/d of residue gas to the Northern Border Pipeline at Cherry Creek and up to 25 MMcf/d of residue gas to gas lift operations in McKenzie and Williams Counties, North Dakota. The plant also has direct residue gas pipeline connections at the tailgate of the plant to both the Alliance Pipeline and the Williston Basin Interstate Pipeline. The total residue gas offtake capacity from the plant is approximately 190 MMcf/d, consisting of 65 MMcf/d to the Alliance Pipeline, 65 MMcf/d to the Northern Border Interstate Pipeline, 35 MMcf/d to the Williston Basin Interstate Pipeline and 25 MMcf/d to gas lift operations in McKenzie and Williams Counties.

The plant also includes four NGL truck loading racks with an aggregate loading capacity of approximately 10 MBbl/d of propane to serve the local propane market, as well as 22 NGL bullet storage tanks and five NGL storage tanks with a combined shell capacity of approximately 35 MBbls of propane, 20 MBbls of butane and 35 MBbls of natural gasoline. The total NGL production capability of the plant is approximately 60 MBbl/d, with interconnections into the Vantage Pipeline, the Alliance Pipeline and interconnecting pipelines with our Tioga Rail Terminal. Additionally, the plant includes a CNG terminal that is capable of compressing approximately 2.5 MMcf/d of natural gas to 3,600 psig and loading in excess of 100 light duty CNG‑fueled vehicles and up to 10 CNG cylinder trailers per day for drilling and hydraulic fracturing operations, for a combined capacity of approximately 20 MGal/d.

LM4

We own a 50% interest in a joint venture with Targa Resources Corp., which is currently constructing a new 200 MMcf/d gas processing plant called Little Missouri 4, or LM4, located at Targa’s existing Little Missouri facility, south of the Missouri River in McKenzie County, North Dakota. The operator has announced that the LM4 plant is expected to be in service in the second quarter of 2019 and we will be entitled to 100 MMcf/d of the plant’s processing capacity when completed. The plant will receive natural gas produced from Hess-operated and third-party operated wells in the Bakken through our North Dakota gathering systems as well as third-party gathering systems.

Mentor Storage Terminal

Our Mentor Storage Terminal consists of a propane storage cavern and a rail and truck loading and unloading facility located on approximately 40 acres in Mentor, Minnesota. The Mentor Storage Terminal has an aggregate working storage capacity of approximately 330 MBbls, consisting of an underground cavern with a working storage capacity of approximately 325 MBbls and three above‑ground bullet storage tanks with an aggregate working storage capacity of approximately 5 MBbls. The terminal also has a dehydration facility, 11 rail unloading racks and two truck loading racks. The cavern and truck loading racks each have a propane injection and withdrawal capacity of approximately 6 MBbl/d.

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

The following table sets forth certain information regarding our processing and storage assets, which operate under long‑term, fee‑based commercial agreements with Hess:

Processing and Storage Assets

Asset	Commodity	Description	Approximate Throughput Capacity	Approximate Storage Capacity	Third-Party and Affiliate Connections
Tioga Gas Plant (1)	Natural gas	Cryogenic	250 MMcf/d	-	Upstream: Natural gas gathering systems Downstream: Third-party long-haul pipelines
	NGLs	Fractionation	60 MBbl/d	90 MBbls (3)	Downstream: Alliance Pipeline (propane); Vantage Pipeline (ethane); Tioga Rail Terminal; truck loading
	CNG	Compression	20 MGal/d (4)	-	Upstream: Tioga Gas Plant Downstream: Truck loading; light duty vehicles
Little Missouri 4 (2)	Natural gas	Cryogenic	100 MMcf/d	-	Upstream: Natural gas gathering systems Downstream: Northern Border Pipeline
	NGLs	Cryogenic	40 MBbl/d	-	Downstream: ONEOK Elk Creek Pipeline (under construction)
Mentor Storage Terminal	Propane	Storage; rail and truck loading and unloading	6 MBbl/d	330 MBbls (5)	BNSF Railway; truck loading

(1)	Shown on a 100% basis. We own a 20% economic interest in HTGP Opco, which owns the Tioga Gas Plant. Hess Infrastructure Partners owns the remaining 80% economic interest in HTGP Opco.
(2)

Represents 50% of the total plant capacity. Our 50% interest in LM4 is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. The operator has announced that the LM4 plant is expected to be in service in the second quarter of 2019.

(3)	Represents the aggregate above-ground shell storage capacity of storage tanks at the Tioga Gas Plant.
(4)	Represents diesel equivalent gallons.
(5)

Represents a working storage capacity of approximately 325 MBbls at the storage cavern and an aggregate working capacity of approximately 5 MBbls of above‑ground storage tanks at the Mentor Storage Terminal.

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

Ramberg Terminal Facility

Our Ramberg Terminal Facility is a crude oil pipeline and truck unloading facility located in Williams County, North Dakota that receives crude oil by pipeline and truck from Hess and third parties and exports crude oil by transporting it by pipeline to our Tioga Rail Terminal for loading onto crude oil rail cars or by injecting it directly into third‑party interstate pipeline systems. The facility has a combined pipeline and truck receipt capability of approximately 200 MBbl/d. Up to approximately 130 MBbl/d of crude oil can enter the facility through our crude oil gathering system. Crude oil can also enter the facility through fourteen truck unloading bays with a combined truck unloading capacity of approximately 70 MBbl/d.

The facility has a redelivery capability of up to approximately 285 MBbl/d through the following pipelines:

•	a 14‑inch, ten‑mile crude oil pipeline with a current capacity of approximately 135 MBbl/d that connects to the Tioga Rail Terminal;
•	two six‑inch crude oil pipelines with a combined capacity of approximately 25 MBbl/d that connects to third‑party long‑haul pipelines;
•	one six‑inch and two eight‑inch crude oil pipelines with a combined capacity of approximately 55 MBbl/d that connects to third‑party long‑haul pipelines; and
•	one ten‑inch crude oil pipeline with a capacity of approximately 70 MBbl/d that connects to a third‑party long‑haul pipeline.

The Ramberg Terminal Facility was constructed in 2006 and expanded in 2016. The facility has a combined shell storage capacity of approximately 40 MBbls, with an additional combined 240 MBbls of storage capacity with third parties.

Tioga Rail Terminal

A 140 MBbl/d crude oil and 30 MBbl/d NGL rail loading terminal in Tioga, North Dakota that is connected to the Tioga Gas Plant, the Ramberg Terminal Facility and our crude oil gathering system.

The approximate 140 MBbl/d crude oil loading facility includes a dual loop track with 21 crude oil loading arms that commenced service in 2011. The terminal loads crude oil rail cars owned by us and third parties. The terminal also has three crude oil storage tanks with a combined shell storage capacity of approximately 290 MBbls. The terminal receives up to 30 MBbl/d of crude oil directly from our crude oil gathering system and through a 14‑inch crude oil pipeline connected to, and included as part of, our Ramberg Terminal Facility.

The terminal is capable of loading crude oil unit trains, which are dedicated trains (typically ranging from approximately 100 to 110 cars) chartered for a single delivery destination that usually receive priority scheduling and result in a more cost‑effective method of shipping than standard rail shipment.

The terminal is capable of receiving up to 30 MBbl/d of NGLs through three NGL pipelines connected to the Tioga Gas Plant, including: (i) an eight‑inch propane pipeline with a capacity of approximately 35 MBbl/d; (ii) a six‑inch butane pipeline with a capacity of approximately 15 MBbl/d; and (iii) a six‑inch mixed NGL pipeline with a capacity of approximately 10 MBbl/d. The terminal also includes separate ladder tracks with track space for over 385 NGL rail cars and 16 NGL loading arms that commenced service in 2014. The NGL rail cars are leased by Hess and third parties.

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

Crude Oil Rail Cars

We own a total of 550 crude oil rail cars, which we operate as unit trains consisting of approximately 100 to 110 crude oil rail cars, with which we provide crude oil transportation services to Hess or other third parties from the Tioga Rail Terminal to various delivery points in the East Coast, West Coast and Gulf Coast regions of the United States. Our crude oil rail cars were constructed between April 2015 and October 2015 to the most recent DOT‑117 safety standards. The effective capacity of the crude oil rail cars depends on round‑trip times to destination. For the year ended December 31, 2018, the average round‑trip duration was approximately 10 days and, based on this, the aggregate working capacity of our crude oil rail cars is approximately 37 MBbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.

Johnson’s Corner Header System

The Johnson’s Corner Header System is a crude oil pipeline header system located in McKenzie County, North Dakota that receives crude oil by pipeline from Hess and third parties and delivers crude oil to third‑party interstate pipeline systems. It has a delivery capacity of approximately 100 MBbl/d of crude oil. The Johnson’s Corner Header System entered into operational service in the third quarter of 2017.

The following table sets forth certain information regarding our terminaling and export assets, which operate under a long‑term, fee‑based commercial agreement with Hess:

Terminaling and Export Assets

Asset (1)	Commodity	Description	Approximate Throughput Capacity	Approximate Storage Capacity	Third-Party and Affiliate Connections
Ramberg Terminal Facility	Crude oil	Truck unloading bays; pipeline connections	285 MBbl/d (2)	40 MBbls (3)	Upstream: Crude oil gathering system Downstream: Tioga Rail Terminal connection; third-party long-haul pipelines
Tioga Rail Terminal	Crude oil NGLs	Dual loop Ladder track	140 MBbl/d 30 MBbl/d	290 MBbls (4)	Upstream: Crude oil gathering system; Tioga Gas Plant; Ramberg Terminal Facility Downstream: BNSF Railway
Crude oil rail cars	Crude oil	Rail cars (5)	37 MBbl/d (6)	-
Johnson's Corner Header System	Crude oil	Pipeline connections	100 MBbl/d (7)	-	Upstream: Crude oil gathering system; third-party gathering systems Downstream: Third-party long-haul pipelines

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

(6)

For the year ended December 31, 2018, the average round‑trip duration was approximately 10 days and, based on this, the aggregate working capacity of our crude oil rail cars is approximately 37 Mbbl/d. Our crude oil rail cars have a shell capacity of 728 Bbls per car and an effective loading capacity of approximately 92%, or approximately 670 Bbls per car.

(7)	Represents the aggregate redelivery capacity of the Johnson’s Corner Header System, which entered into service in the third quarter of 2017.

Right of First Offer Assets

Upon the closing of the IPO, we entered into an omnibus agreement with Hess and Hess Infrastructure Partners under which Hess Infrastructure Partners granted us a right of first offer, for a period of ten years after the closing of the IPO, to acquire its retained interests in our joint interest assets. The omnibus agreement was amended, effective March 7, 2019, to grant us a right of first offer, for the same period, to acquire Hess Infrastructure Partners’ membership interests in Hess Water Services Holdings LLC, which owns the water services business Hess Infrastructure Partners recently purchased from Hess. Our right of first offer assets include the following:

•	Hess Infrastructure Partners’ 80% economic interest and 49% voting interest in Gathering Opco;
•	Hess Infrastructure Partners’ 80% economic interest and 49% voting interest in HTGP Opco;
•	Hess Infrastructure Partners’ 80% economic interest and 49% voting interest in Logistics Opco; and
•	Hess Infrastructure Partners’ 100% interest in Hess Water Services Holdings LLC.

The consideration to be paid by us for our right of first offer assets, as well as the consummation and timing of any acquisition by us of those assets, would depend upon, among other things, the timing of Hess Infrastructure Partners’ decision to sell those assets and our ability to successfully negotiate a price and other mutually agreeable purchase terms for those assets.

Our Commercial Agreements with Hess

Effective January 1, 2014, we entered into long-term fee-based commercial agreements with Hess. Under these commercial agreements, we provide gathering, compression, processing, fractionation, storage, terminaling, loading and transportation services to Hess, and Hess is obligated to provide us with minimum throughput volumes. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms.

On September 17, 2018, we amended and restated our gas gathering and gas processing and fractionation agreements with Hess to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. Effective January 1, 2019, Hess will pay us a combined processing fee for aggregate volumes processed at LM4 and Tioga Gas Plant. Except with regard to a certain gathering sub-system as described below, each of our commercial agreements with Hess retains its initial 10-year term (“Initial Term”) and we have the unilateral right to extend each commercial agreement for one additional 10 year-term (“Secondary Term”).  The amended and restated gas gathering agreement also extends the Initial Term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year Initial Term and decreases the Secondary Term for that gathering sub-system by 5 years to provide for a 5-year Secondary Term. In addition, the fee recalculation mechanism continues to apply to the amended and restated agreements. During the Initial Term of the agreements, fees may be adjusted annually for updated estimates of cumulative throughput volumes and our capital and operating expenditures in order to target a return on capital deployed and, effective January 1, 2019, will incorporate the revenues received and expected to be received by Hess from sourcing third-party dedicated production in order to further align the interests of us and Hess in promoting the growth of third-party volumes on our Bakken assets. During the Secondary Term of the agreements, the fee recalculation model will be replaced by an inflation-based fee structure.

We believe these commercial agreements provide us with stable and predictable cash flows and minimal direct exposure to commodity prices. The following table sets forth additional information regarding our commercial agreements with Hess:

					Remaining	Renewal
	Hess Minimum Volume Commitment(1)			Initial Term	Initial Term	Term
Agreement	2019	2020	2021	(years)(2)	(years)(2)	(years)(3)
Gas Gathering Agreement - MMcf/d of gas	251	303	304	10	5	10
Crude Oil Gathering Agreement - MBbl/d of crude oil	113	126	126	10	5	10
Gas Processing and Fractionation Agreement - MMcf/d of gas	229	265	290	10	5	10
Terminaling and Export Services Agreement(4) - MBbl/d of crude oil	127	143	153	10	5	10

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

(2)

Each of our commercial agreements is effective as of January 1, 2014 and has an initial 10-year term, except for a certain gathering subsystem, for which the initial term of the gas gathering agreement is 15 years.

(3)

We have the unilateral right to extend each commercial agreement for one additional 10‑year term, except for a certain gathering subsystem, for which the additional term of the gas gathering agreement is 5 years. Thereafter, each commercial agreement will renew automatically for successive annual periods until terminated by either party.

(4)	The terminaling and export services agreement covers the Ramberg Terminal Facility, the Tioga Rail Terminal, our crude oil rail cars and the Johnson’s Corner Header System.

For the year ended December 31, 2018, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements.

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

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our pipeline, processing, transportation, and storage facilities. The impact of future legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, all of which could have an adverse impact on our financial position, results of operations and liquidity.

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

Legislative and regulatory measures to address greenhouse gas emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements effective as of January 2010 to report emissions of greenhouse gases to the Environmental Protection Agency, or EPA, and state actions to develop and implement statewide or regional programs, each of which require or could require reductions in our greenhouse gas emissions or those of Hess. Requiring reductions in greenhouse gas emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any greenhouse gas emissions programs, including acquiring emission credits or allotments. These requirements may also significantly affect Hess’s Bakken operations and may have an indirect effect on our business, financial condition and results of operations.

Further, the EPA has proposed and may adopt further regulations under the Clean Air Act addressing greenhouse gases, to which some of our facilities may become subject. For example, in May 2016 the EPA finalized new regulations that set methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities, and required oil and gas companies to find and repair fugitive methane leaks. In 2017, under the new Trump Administration, the EPA issued a proposed rulemaking that would revisit implementation of the rule entirely. In September 2018, the EPA proposed further amendments that would reduce the 2016 standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 standards and the EPA’s attempts to delay the implementation of the rule.  As a result of these developments, future implementation of the rule is uncertain at this time. Similarly, in June 2017, the Bureau of Land Management, or BLM, announced an internal review of its November 2016 rule to address methane emissions from crude oil and natural gas sources by limiting venting, flaring and leaking. In December 2017, BLM issued a final rule postponing compliance dates for portions of the rule until January 17, 2019.  In September 2018, BLM issued a final rule rescinding parts and significantly modifying other parts of the November 2016 methane rule. The final rule is currently subject to litigation. Congress continues to periodically consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by EPA or a limitation on EPA’s authority to regulate greenhouse gases, or potentially a tax on carbon, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

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

CERCLA. The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste and use substances that fall within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites contaminated by those substances. Pursuant to our omnibus agreement, Hess will indemnify us and will fund all of the costs of required remedial action for our known historical and legacy spills and releases and, subject to a deductible of $100,000 per claim, for spills and releases, if any, that were existing but unknown at the time of closing of our IPO to the extent such existing but unknown spills and releases are identified within five years after closing of our IPO. There is a $15 million limit (inclusive of any punitive, special, indirect or consequential damages) on the amount for which Hess will indemnify us for environmental liabilities under the omnibus agreement once we meet the deductible.

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

In addition, the transportation and storage of crude oil over and adjacent to water involves risk and subjects us to the provisions of OPA‑90 and related state requirements. Among other requirements, OPA‑90 with the National Contingency Plan requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA‑90 requires the responsible company to pay resulting removal costs and damages. OPA‑90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA‑90, and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements.

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

Employee Safety

We are subject to the requirements of the Occupational Safety and Health Administration, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided as applicable to employees, state and local government authorities and citizens.

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

In May 2015, DOT finalized new regulations applicable to “high hazard flammable trains.”  The final rule created a new North American rail car standard known as the DOT Specification 117, or DOT‑117, rail car with thicker steel and redesigned bottom outlet valves, compared to the DOT‑111 rail car.  The rule also included a schedule for the phase-out or upgrade of non‑jacketed DOT‑111 rail cars in Packing Group 1 service. Currently, all of our rail cars in crude oil service meet the new DOT‑117 standard. In addition, the adoption of additional federal, state or local laws or regulations, including any voluntary measures by the rail industry regarding rail car design or crude oil and liquid hydrocarbon rail transport activities, or efforts by local communities to restrict or limit rail traffic involving crude oil, could similarly affect our business by increasing compliance costs and decreasing demand for our services, which could adversely affect our financial position and cash flows. Moreover, any disruptions in the operations of railroads, including those due to shortages of rail cars, locomotives or labor, weather‑related problems, flooding, drought, derailments, mechanical difficulties, strikes, lockouts or bottlenecks, or other force majeure events could adversely impact our customers’ ability to move their product and, as a result, could affect our business.

Pipeline Regulation

Section 1(b) of the Natural Gas Act, or the NGA, exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission, or FERC, under the NGA. Although FERC has not made formal determinations with respect to our natural gas gathering facilities upstream of the Tioga Gas Plant, we believe that the natural gas pipelines in our gathering systems meet the traditional test FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. Similarly, we believe that the crude oil and NGL pipelines in our gathering system are not subject to FERC tariff requirements under the Interstate  Commerce Act (ICA) because they fall outside FERC’s tariff jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility is not exempt from FERC regulation under the NGA or ICA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA, the Natural Gas Policy Act, or the NGPA, or the ICA. Such FERC regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA, NGPA, or ICA, this could result in the imposition of administrative, civil or criminal penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by FERC.

In addition, should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,269,500 per day for each violation and disgorgement of profits associated with any violation.

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

Safety and Maintenance

Our terminal operations, including associated pipelines, are subject to strict safety laws and regulations, including regulations under OSHA and comparable state and local regulations. Our terminal facilities are operated in a manner consistent with industry safe practices and standards and have fire protection in compliance with local, state and federal regulations. The tanks designed for crude oil storage at our terminals are equipped with appropriate controls that minimize emissions and promote safety. Our terminal facilities have response plans, spill prevention and control plans and other programs to respond to emergencies. Generally, rail operations are subject to federal regulations and the Association of American Railroad rules.

The transportation and storage of crude oil and other hydrocarbon products involve a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. The DOT, through the PHMSA and state agencies, enforces safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our pipeline and storage facilities. The PHMSA requires pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high‑consequence areas, or HCAs, defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. The regulations require operators, including us, to (i) perform ongoing assessments of pipeline integrity, (ii) identify and characterize applicable threats to pipeline segments that could impact a HCA, (iii) improve data collection, integration and analysis, (iv) repair and remediate pipelines as necessary and (v) implement preventive and mitigating actions. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and the correction of anomalies. The PHMSA’s regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans, including extensive spill response training for pipeline personnel. On October 13, 2015, PHMSA issued a proposed rule that would significantly increase the number of miles of pipelines subject to the integrity management requirement. The proposed rule would also increase the responsibilities and obligations for hazardous liquid (including crude oil, condensate, natural gas, natural gas liquids, and liquefied natural gas) pipeline operators that are already subject to integrity management requirements. In April 2016, PHMSA published a proposed rulemaking that would expand integrity management requirements and impose new pressure testing requirements on currently regulated gas transmission pipelines. The proposal would also significantly expand the regulation of gas gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits, and other requirements. PHMSA has not yet finalized such natural gas pipeline regulations. The exact scope and timing of such final natural gas pipeline regulations are uncertain at this time, although they are expected to be issued in 2019. On January 13, 2017, PHMSA issued a final rule amending its proposed hazardous liquid pipeline regulations, imposing stricter standards on operators for determining how to repair aging and high‑risk infrastructure, and increasing the frequency of tests to assess the condition of pipelines. Under the final rule, the revised regulations are to take effect six months after the date of publication in the Federal Register. However, on January 20, 2017, the Assistant to the President and Chief of Staff for the White House issued a memorandum to the heads of all federal executive departments and agencies instructing the agencies to withdraw regulations that have been sent to the Office of the Federal Register, but that have not yet been published, so that they can be reviewed and approved by the new administration. Further amendments to the hazardous liquid pipeline regulations are expected in 2019.

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

On January 18, 2019, the North Dakota Industrial Commission, or NDIC, issued Oil Conditioning Order No. 29398 revising Order No. 25417, which requires producers in a Bakken, Bakken/Three Forks, Three Forks or Sanish pool, which the order refers to as the Bakken Petroleum System, effective April 1, 2015, to heat their produced fluids to a specified minimum temperature or demonstrate that crude oil has a vapor pressure no greater than 13.7 psi prior to separation.  The Order revisions allow operators more flexibility in evaluating and demonstrating compliance with the state’s vapor pressure requirements. Our commercial agreements with Hess contain product quality specification limits. However, if new or more stringent federal, state or local legal restrictions relating to the quality specification of crude oil or to crude oil transportation are adopted in areas where Hess and our other customers operate, Hess and our other customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our midstream services.

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

Employees

We are managed and operated by the board of directors and executive officers of Hess Midstream Partners GP LLC, the general partner of our general partner. Neither we nor our subsidiaries have any employees. Hess Midstream Partners GP LLC, as the general partner of our general partner, has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner including Hess. As of December 31, 2018, Hess Midstream Partners GP LLC and its affiliates had approximately 170 full‑time equivalent employees supporting our operations, including employees in the field performing services and support staff from other offices.

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

For the year ended December 31, 2018, substantially all of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes delivered under these agreements. We expect that we will continue to derive substantially all of our revenues under multiple commercial agreements with Hess and any event, whether in our areas of operation or elsewhere, that materially and adversely affects Hess’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Hess, the most significant of which include the following:

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

In order to support the payment of the minimum quarterly distribution of $0.30 per unit per quarter, or $1.20 per unit on an annualized basis, we must generate distributable cash flow of approximately $16.7 million per quarter, or approximately $66.8 million per year, based on the number of common units and subordinated units and the general partner interest outstanding as of December 31, 2018. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Fluctuations in commodity prices can also greatly affect the development of crude oil and natural gas reserves. Drilling and production activity generally decreases as crude oil and natural gas prices decrease. Declines in crude oil and natural gas prices could have a negative impact on exploration, development and production activity, and if sustained, could lead to a material decrease in such activity. For example, as a result of the decline in crude oil prices beginning in late 2014, Hess reduced its rig count to two rigs in the Bakken by the end of 2016. During 2017, Hess increased its rig count in the Bakken to four rigs, and in the second half of 2018 increased its rig count to six rigs; however, total Bakken rig count continues to fluctuate. Sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our assets.

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

Part of our strategy to grow our business and increase our cash distributions per unit to unitholders is dependent on our ability to make acquisitions that result in an increase in distributable cash flow per unit. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of midstream assets by industry participants, including Hess Infrastructure Partners. Hess Infrastructure Partners has provided us with a right of first offer to acquire our right of first offer assets. The consummation and timing of any future acquisitions of these right of first offer assets will depend upon, among other things, Hess Infrastructure Partners’ willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms, and we can offer no assurance that we will be able to successfully consummate any future acquisition of our right of first offer assets.

If we are unable to make acquisitions from Hess Infrastructure Partners or third parties, because (i) there is a material decrease in divestitures of midstream assets, (ii) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (iii) we are unable to obtain financing or to access the capital markets for future debt or equity offerings on economically acceptable terms, (iv) we are outbid by competitors or (v) for any other reason, our future growth and ability to increase our cash distributions per unit will be limited. Moreover, market demand for equity issued by master limited partnerships has been significantly lower in recent years than it has been historically, which may make it more challenging for us to finance acquisitions with the issuance of equity in the capital markets. Even if we are successful in obtaining funds for acquisitions through equity or debt financings, the terms thereof could limit our ability to pay distributions to our common unitholders. In addition, issuing additional partner interests may result in significant common unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rates, which could materially decrease our ability to pay distributions at the then-current distribution rates. If funding is not available to us when needed, or is available only on unfavorable terms, we may be unable to execute our business strategy, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and ability to make quarterly cash distributions to our unitholders.

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

As part of our growth strategy, we intend to increase utilization of our existing asset base and increase revenue at our facilities by handling additional volumes of natural gas and crude oil resulting from the completion of various capital projects by us. For example, we recently completed a construction and reconfiguration of facilities and pipelines in McKenzie and Williams Counties that increased our throughput capacity for crude oil and natural gas originating from south of the Missouri River and moving northward to our natural gas processing and crude oil and NGL terminaling assets in Tioga and Ramberg, and we are investing in construction of the LM4 gas processing plant south of the Missouri River as part of our joint venture with Targa Resources Corp.

There are inherent risks associated with undertaking these and other capital projects, including numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule or at all or at the budgeted cost, limiting our capacity until completion, or their completion may not result in the anticipated increase in volumes at our facilities, which could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

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

We utilize contract operator services at certain of our assets. For example, we utilize contract operator services at our Tioga Rail Terminal under a rail and transload services agreement with a third‑party operator that may be terminated by us with 90 days notice. Under the terms of the agreement, third‑party contract personnel supervised by Hess employees control, monitor, record and report on the operation of the Tioga Rail Terminal. Contract personnel also provide inspection, crude oil loading, railroad consulting, inventory management, repair, data reporting, general maintenance and technical support and safety compliance services. Under this agreement, we are liable for any losses resulting from actions of the third‑party operator unless such losses result from the negligence of the third‑party operator. If disputes arise over the operation of the terminal, or if the third‑party operator fails to provide the services contracted under contract operator services agreements, our business, results of operation, and financial condition could be adversely affected. In September 2016, we extended the term of this agreement for three years and expanded services to include rail car qualification and maintenance management. Costs of these services under a negotiated renewal of the existing agreement or a similar agreement may increase relative to historical costs. Any such increased costs associated with terminal operation services will decrease the amount of cash available for distribution to our unitholders.

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

Hess must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at Hess in the future would increase the risk that it may default on its obligations to us under our commercial agreements. As of December 31, 2018, Hess had total indebtedness (including indebtedness attributable to Hess Infrastructure Partners) of approximately $6.7 billion. In addition, the covenants in the agreements governing Hess Infrastructure Partners’ outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may also limit its ability to satisfy its funding obligations, if any, relating to our joint interest assets. Furthermore, if Hess Infrastructure Partners were to default under certain of its debt obligations, there is a risk that Hess Infrastructure Partners’ creditors would attempt to assert claims against our assets during the litigation of their claims against Hess Infrastructure Partners. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. If these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially and adversely affected.

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

Our assets and operations pose risks of environmental liability due to, for example, spills, leaks and discharges of substances to the environment. To address these and other risks, we are subject to stringent federal, state, and local laws and regulations relating to environmental protection and safety. Multiple governmental authorities, such as the Environmental Protection Agency, or EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose numerous obligations that are applicable to our and our customers’ operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customers’ operations. Failure to comply with these laws, regulations and permits may result in joint and several, strict liability and the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Private parties may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt operations, and limit growth and revenues, which in turn could affect our profitability.

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

In addition, if we fail to comply with the NGA or NGPA, FERC rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,269,500 per day for each violation and disgorgement of profits associated with any violation.

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

The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or the 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Consistent with the 2011 Pipeline Safety Act, PHMSA finalized rules consistent with the signed act that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Effective November 27, 2018, those maximum civil penalties were increased to $213,268 per violation per day, with a maximum of $2,132,679 for a series of violations, to account for inflation.

PHMSA regularly proposes revisions to existing regulations as well as new pipeline safety regulations. For example, in March 2015, PHMSA issued final rules applicable to natural gas and hazardous liquid (including crude oil and NGL) pipelines that, among other changes, impose new post‑construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. In September 2015, PHMSA issued a rule indefinitely delaying the effective date for the portion of the rule addressing post‑construction inspections. In October 2015, PHMSA issued a proposed rule for hazardous liquid pipelines that would significantly extend and expand the reach of certain PHMSA integrity management requirements (i.e., periodic assessments, leak detection and repairs), regardless of the pipeline’s proximity to a high consequence area. The proposal also mandated new reporting requirements for certain unregulated pipelines, including all gathering lines. In April 2016, pursuant to one of the requirements of the 2011 Pipeline Safety Act, PHMSA published a proposed rulemaking that would expand integrity management requirements and impose new pressure testing requirements on currently regulated gas transmission pipelines. The proposal would also significantly expand the regulation of gas gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits, and other requirements. PHMSA has not yet finalized such natural gas pipeline regulations. The exact scope and timing of such final natural gas pipeline regulations are uncertain at this time, although they are expected to be issued in 2019. On January 13, 2017, PHMSA issued a final rule amending its proposed hazardous liquid pipeline regulations, imposing stricter standards on operators for determining how to repair aging and high‑risk infrastructure, and increasing the frequency of tests to assess the condition of pipelines. Under the final rule, the revised regulations are to take effect six months after the date of publication in the Federal Register. The final rule was not published in the Federal Register. Further amendments to the hazardous liquid pipeline regulations are anticipated in 2019.

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

In December 2014, the North Dakota Industrial Commission, or NDIC, issued Order No. 25417, which requires producers in a Bakken, Bakken/Three Forks, Three Forks or Sanish pool, which the order refers to as the Bakken Petroleum System, effective April 1, 2015, to heat their produced fluids to a specified minimum temperature or demonstrate that crude oil has a vapor pressure no greater than 13.7 psi prior to separation. In January 2019, the NDIC issued revisions to the order giving operators more flexibility for evaluating and demonstrating compliance with the state’s vapor pressure requirements.

Given the volume of tight crude oil like Bakken crude that was then being shipped by rail, the U.S. Department of Energy, or DOE, tasked Sandia National Laboratories to study the properties of tight crude oils as they relate to potential combustion events in the rail transport environment. The Sandia Report, released in March 2015, concluded that there is a gap in relevant data and a lack of understanding of how crude oil properties influence the propensity for accidental ignition, combustion, or explosion. In its key findings, the Sandia Report noted that while it is likely that crude oil properties could be used to predict combustibility, the study released no objective data linking any known crude oil properties with the likelihood or severity of rail transport-related combustion events. In April 2015 the DOE announced an additional two‑year study into how crude oil properties affect its combustibility in rail accidents. It is our understanding that the study is ongoing.

On January 18, 2017, PHMSA published an Advanced Notice of Proposed Rulemaking, or ANPRM, related to crude oil shipping. The ANPRM seeks comment on a range of questions associated with establishing a vapor pressure threshold for crude oil in transportation in order to evaluate the potential safety benefits of utilizing vapor pressure thresholds in the hazardous materials classification process. The ANPRM discusses potential restrictions on vapor pressure, briefly discusses the North Dakota conditioning regulations, and notes that prior PHMSA rulemakings deferred consideration of vapor pressure restrictions to a later date. The ANPRM could potentially be used as the basis for a future final rule on vapor pressure for crude by rail transportation, but to date PHMSA has not proposed any such final rule.

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

Potential additional regulations regarding climate change could affect our operations. Currently, various federal and state legislative and regulatory bodies are considering measures to address greenhouse gas emissions. These measures include EPA programs that require the crude oil and natural gas industry to report and to control greenhouse gas emissions, and state actions to develop statewide or regional programs, each of which could impose reductions in greenhouse gas emissions. For example, in October 2015 the EPA finalized a rule to expand the Greenhouse Gas Reporting Rule to include emissions from gathering and boosting systems and blowdowns of natural gas transmission pipelines. These actions could result in increased (i) costs to operate and maintain our facilities, (ii) capital expenditures to install new emission controls on our facilities and (iii) costs to administer and manage any potential greenhouse gas emissions regulations or carbon trading or tax programs. These developments also could have an indirect adverse effect on our business if Hess’s Bakken operations are adversely affected due to increased regulation of Hess’s facilities or reduced demand for crude oil, natural gas and NGLs, and a direct adverse effect on our business from increased regulation of our facilities.

Further, in May 2016 the EPA finalized new regulations that for the first-time established methane emission standards for new and modified oil and natural gas production and natural gas processing and transmission facilities. In April 2017, the EPA announced that it would review the 2016 methane rule and would initiate reconsideration proceedings to potentially revise or rescind portions of the rule. In September 2018, the EPA issued a proposed rulemaking that would reduce the 2016 standards’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes.  Various industry and environmental groups have separately challenged both the original 2016 standards and the EPA’s attempts to delay implementation of the rule.  As a result of these developments, future implementation of the rule is uncertain at this time. In November 2016, the Bureau of Land Management, or “BLM” also finalized a rule to address methane emissions from crude oil and natural gas sources subject to BLM jurisdiction by limiting venting, flaring and leaking. In December 2017, BLM issued a final rule postponing compliance dates for portions of the rule until January 17, 2019.  In September 2018, BLM issued a final rule rescinding parts and significantly modifying other parts of the November 2016 rule. Congress continues to periodically consider legislation on greenhouse gas emissions, which may include a delay in the implementation of greenhouse gas regulations by EPA or a limitation on EPA’s authority to regulate greenhouse gases, although the ultimate adoption and form of any federal legislation cannot presently be predicted.

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

Computers and telecommunication systems have become an integral part of our business. We use these systems to analyze and store financial and operating data and to communicate within our company and with outside business partners. Cyber‑attacks or phishing-attacks, unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, ransomware, and other cyber security issues could compromise our computer and telecommunications systems and result in disruptions to our business operations, the loss or corruption of our data and proprietary information and communications interruptions. In addition, computers control oil and gas distribution systems globally and are necessary to deliver our customers’ products to market. A cyber‑attack impacting these distribution systems, or the networks and infrastructure on which they rely, could damage critical production, processing, distribution and/or storage assets, delay or prevent delivery to markets and make it difficult or impossible to accurately account for our services and settle transactions. As a result, a cyber breach of these operating systems, or of the networks and infrastructure on which they rely and any resulting investigation or remediation costs, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness.  We routinely experience attempts by external parties to penetrate and attack our networks and systems.  Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions.  In addition, as technologies evolve and these cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.

For as long as we are an emerging growth company, we will not be required to comply with certain disclosure requirements that apply to other public companies.

In April 2012, former President Obama signed the JOBS Act into law. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our limited partner interests held by non‑affiliates, or issue more than $1.0 billion of non‑convertible debt over a three‑year period.

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

We prepare our financial statements in accordance with GAAP. Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and to operate successfully as a publicly traded partnership. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act of 2002, or Section 404. For example, Section 404 requires us, among other things, to annually review and report on the effectiveness of our internal controls over financial reporting, and in the future, when we no longer qualify as an emerging growth company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting.

Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a material adverse effect on the trading price of our common units.

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

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including our Sponsors, Hess Infrastructure Partners or our executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

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

Delaware law provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to limited partners and the partnership, provided that partnership agreements may not eliminate the implied contractual covenant of good faith and fair dealing. As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.

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

We have adopted certain requirements regarding those investors who may own our common and subordinated units. Eligible holders are limited partners whose (i) federal income tax status is not reasonably likely to have a material adverse effect on the rates that can be charged by us on assets that are subject to regulation by FERC, or an analogous regulatory body and (ii) nationality, citizenship or other related status would not create a substantial risk of cancellation or forfeiture of any property in which we have an interest, in each case as determined by our general partner with the advice of counsel. If you are not an eligible holder, in certain circumstances as set forth in our partnership agreement, your units may be redeemed by us. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

As of December 31, 2018, our Sponsors collectively held 10,282,654 common units and 27,279,654 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide our Sponsors with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80% of our then‑outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then‑current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. As of December 31, 2018, our general partner and its affiliates owned approximately 37.7% of our common units. At the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 68.8% of our outstanding common units and therefore would not be able to exercise the call right at that time.

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

Tax Risks

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as us not being subject to a material amount of entity-level taxation. If the Internal Revenue Service, or IRS, were to treat us as a corporation for U.S. federal income tax purposes, or if we become subject to entity-level taxation for state tax purposes, our cash available for distribution to our unitholders would be substantially reduced.

The anticipated after‑tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, if we were treated as a corporation for U.S. federal income tax purposes, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Specifically, we currently own assets and conduct business in Minnesota and North Dakota, neither of which currently imposes an income, franchise or other similar form of taxation on partnerships. In addition, we transport crude oil by rail car through a number of states, but do not anticipate being subjected to material entity-level income, franchise or similar tax in those states under current law. In the future, we may expand our operations. Imposition of state, local or foreign taxes on us in these jurisdictions or other jurisdictions that we may expand to could substantially reduce our cash available for distribution.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception we rely upon, treating all publicly traded partnerships as corporations for U.S. federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future. We believe the income that we treat as qualifying satisfies the requirements under current regulations.

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

If the IRS were to contest the U.S.  federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce cash available for distribution to our unitholders.

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

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Under our limited partnership agreement, our general partner is permitted to make elections under the new rules to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each current and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties and interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own common units during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties, and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Even if our unitholders do not receive any cash distributions from us, they will be required to pay taxes on their share of our taxable income.

Our unitholders will be required to pay U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from the sale of common units, whether or not representing gain, may be taxed as ordinary income to unitholders due to potential recapture items, including depreciation recapture. Thus, our unitholders may recognize both ordinary income and capital loss from the sale of their common units if the amount realized on a sale of their common units is less than their adjusted basis in the common units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which our unitholders sell their common units, they may recognize ordinary income from our allocations of income and gain to them prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of common units.

Tax‑exempt entities face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, subject to proposed rules allowing aggregation of certain similar businesses or activities, a tax‑exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax‑exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax‑exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.

Non‑U.S. unitholders will be subject to U.S. federal income taxes and withholding with respect to their income and gain from owning our common units.

Non‑U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our common units will generally be considered “effectively connected” with a U.S. trade or business. As a result, distributions to a non‑U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non‑U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Nevertheless, we allocate certain deductions for depreciation of capital additions, gain, or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. The U.S. Department of the Treasury has adopted final Treasury Regulations allowing a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered to have disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

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

In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Currently, we own assets and conduct business in Minnesota and North Dakota, each of which currently imposes a personal income tax on individuals, corporations and other entities and requires us to report certain tax information for unitholders. In addition, we transport crude oil by rail car through a number of states, which may also seek to impose an income tax on individuals, corporations and other entities on income earned in those states and may require us to report certain tax information for unitholders. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions.

As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is each unitholder’s responsibility to file all U.S. federal, foreign, state and local tax returns and pay any taxes due in these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. Unitholders should consult with their own tax advisors before investing in our common units.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our financial condition or results of operations. In addition, under our omnibus agreement, Hess Infrastructure Partners is obligated to indemnify us for liabilities relating to litigation matters attributable to the ownership or operation of our initial assets prior to the IPO.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Stock Market Information

Our common units are listed on the New York Stock Exchange and are traded under the symbol “HESM”.

Holders

As of December 31, 2018, there were 3 unitholders of record who owned a total of 27,297,031 of our common units, two of which are Hess and GIP. The number of holders does not include the holders for whom units are held in a “nominee” or “street” name. In addition, as of December 31, 2018, Hess and GIP, each, owned 13,639,827 subordinated units.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the Partnership’s IPO, the Board of Directors of our general partner adopted the Hess Midstream Partners LP 2017 Long‑Term Incentive Plan (the “LTIP”). The LTIP initially limits the number of common units that may be delivered pursuant to vested awards to 3,000,000 common units. See Note 8. Unit‑Based Compensation in Notes to Consolidated Financial Statements for further discussion of our equity compensation plans.

Distributions of Available Cash

General

Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending June 30, 2017, we distribute all of our available cash to unitholders of record on the applicable record date.

The following table sets forth the cash distributions per unit declared on the common units from the closing of our IPO on April 10, 2017, through December 31, 2018:

Quarterly Cash
Quarter Ended	Distribution per Unit(1)
June 30, 2017(2)	$0.2703
September 30, 2017	$0.3107
December 31, 2017	$0.3218
March 31, 2018	$0.3333
June 30, 2018	$0.3452
September 30, 2018	$0.3575
December 31, 2018	$0.3701

(1)	Represents cash distribution attributable to the quarter end pursuant to our partnership agreement. See Distributions of Available Cash below.
(2)

Cash distribution for the quarter ended June 30, 2017 was prorated from the closing of the Partnership’s IPO on April 10, 2017 and equated to the minimum quarterly distribution of $0.3000 per unit on a full quarter basis.

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

Subordination period

Except as described below, the subordination period began on April 10, 2017, the closing date of our IPO, and will extend until the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending June 30, 2020, that each of the following tests are met:

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

•

the adjusted operating surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $1.80 (150% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units and the corresponding distributions on our general partner’s 2% interest during that period on a fully diluted basis and (ii) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.

Expiration of the subordination period

When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash.

Subordinated Units

As of December 31, 2018, Hess and GIP, each, owned 13,639,827 subordinated units, which collectively represent all of our subordinated units.

Item 6. SelectED Financial Data

The following is a summary of selected financial and operating data that should be read in conjunction with both our Consolidated Financial Statements and Accompanying Notes, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10‑K:

	Year Ended December 31,
	2018	2017	2016	2015
(in millions, except as noted)			Predecessor	Predecessor
Consolidated Statement of Operations Selected Data:
Revenues and other income	$662.4	$565.8	$509.8	$565.1
Net income	372.3	284.8	204.9	193.0
Net income attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017	70.8	41.2	-	-
Per Unit Data:
Net income attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per common unit (basic and diluted)	$1.27	$0.75	$-	$-
Net income attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017 per subordinated unit (basic and diluted)	$1.27	$0.75	$-	$-
Cash distributions declared per limited partner unit	$1.4061	$0.9028	$-	$-
Consolidated Statement of Cash Flows Selected Data:
Operating activities	$493.6	$399.9	$387.3	$434.5
Investing activities	$(302.9)	$(136.4)	$(263.6)	$(361.8)
Financing activities	$(217.6)	$(216.6)	$(123.7)	$(72.4)
Other Financial Measures:
Adjusted EBITDA(1)	$496.6	$399.3	$306.0	$281.0
Adjusted EBITDA attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017(1)	96.7	59.3	-	-
Distributable cash flow attributable to Hess Midstream Partners LP subsequent to the IPO on April 10, 2017(1)	96.0	58.7	-	-
Capital expenditures:
Maintenance(2)	$6.9	$18.8	$8.0	$18.5
Expansion(3)	$257.8	$94.4	$256.9	$274.3
Operating volumes:
Gas gathering (MMcf/d)	248	213	202	214
Crude oil gathering (MBbl/d)	89	64	57	39
Gas processing (MMcf/d)	233	200	188	194
Crude oil terminaling (MBbl/d)	101	69	59	73
NGL loading (MBbl/d)	14	12	13	13

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

(2)	Under our contribution agreement, Hess Infrastructure Partners reimbursed the full costs we incurred for maintenance capital expenditures during the year ended December 31, 2017.
(3)	Excludes $67.3 million of investment in equity method investees during the year ended December 31, 2018.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 10, 2017, the Partnership completed its initial public offering (“IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option, representing a 30.5% limited partner interest in the Partnership. In connection with the Partnership’s IPO, Hess Infrastructure Partners contributed a 20% controlling economic interest in each of Hess North Dakota Pipelines Operations LP (“Gathering Opco”), Hess TGP Operations LP (“HTGP Opco”) and Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), and a 100% ownership interest in Hess Mentor Storage Holdings LLC to the Partnership. We refer to the assets owned by Gathering Opco, HTGP Opco and Logistics Opco collectively as our “joint interest assets.”

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day gas processing plant called Little Missouri 4 (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Targa Resources Corp. is managing the construction of LM4 and will operate the plant when completed. As of December 31, 2018, the plant was still under construction and the operator announced that the plant is expected to be in service in the second quarter of 2019.

On February 26, 2019, we announced that Hess North Dakota Pipelines LLC, a subsidiary of Gathering Opco, entered into an agreement to purchase the crude oil and gas gathering assets of Summit Midstream Partners’ Tioga Gathering System for cash consideration of approximately $60 million, with the potential for an additional $7 million of contingent payments in future periods subject to certain future performance metrics. The acquisition is expected to close in the first quarter of 2019, subject to customary closing conditions.

Our principal business objective is to increase the quarterly cash distributions per unit to our unitholders over time while ensuring the growth of the business and ongoing stability of our cash flow. We expect to achieve this objective through the following business strategies:

•

Focus on Long‑Term, Fee-Based Contracts Designed to Promote Cash Flow Stability and Growth. Our commercial agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. We intend to pursue additional long-term, fee-based arrangements with Hess and third parties as we continue to grow our business.

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
•

Leverage Core Asset Base to Attract Additional Third‑Party Business. We currently handle volumes from third‑party producers and midstream companies under our commercial agreements with Hess, and we are pursuing both additional projects and strategic relationships with third‑party customers with operations in the Bakken in order to maximize our utilization rates.

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

Our assets and operations are organized into the following three reportable segments: (i) gathering, (ii) processing and storage and (iii) terminaling and export.

Gathering

Our gathering segment includes Hess North Dakota Pipeline Operations LP, or Gathering Opco, which owns the following assets:

•

Natural Gas Gathering and Compression.  A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, LM4 gas processing plant, when completed, and third‑party pipeline facilities. The system also includes the Hawkeye Gas Facility, which was placed into service during the first quarter of 2017.

•

Crude Oil Gathering.  A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third-party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System. The system also includes the Hawkeye Oil Facility that was placed into service during the fourth quarter of 2017.

Processing and Storage

Our processing and storage segment includes Hess TGP Operations LP, or HTGP Opco, and Hess Mentor Storage Holdings LLC, or Mentor Holdings, which own the following assets, respectively:

•	Tioga Gas Plant (TGP). A natural gas processing and fractionation plant located in Tioga, North Dakota.
•

Equity Investment in Little Missouri 4 (LM4) Joint Venture. A 50% equity method investment in LM4 joint venture that owns a natural gas processing plant located in McKenzie County, North Dakota, which was still under construction as of December 31, 2018.

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

Significant 2018 Financial and Operating Results

Significant financial and operating results for the year ended December 31, 2018 include:

•	Net income of $372.3 million, of which $70.8 million is attributable to the Partnership;
•	Net cash provided by operating activities of $493.6 million;
•	Adjusted EBITDA of $496.6 million, of which $96.7 million is attributable to the Partnership;
•	Distributable cash flow of $96.0 million attributable to the Partnership;
•	Paid cash distributions of $1.0360 per unit for the first three quarters of 2018 and declared a cash distribution of $0.3701 per unit for the fourth quarter of 2018, which was paid in February 2019;

•

Compared with the prior year, throughput volumes increased 46% for crude oil terminaling, 39% for crude oil gathering, 17% for gas processing, and 16% for gas gathering driven by Hess’s growing production, capturing additional third-party customer volumes, and continued strong operating performance of our assets;

•	Deployed $325.1 million in capital during 2018 toward expanding gathering and compression capacity to support Hess and third-party volume growth and advancing the LM4 gas processing plant project.
•	Revolving credit facility with a capacity of $300 million was undrawn as of December 31, 2018.

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

Adjusted EBITDA and Distributable Cash Flow.  We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit) and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as other income and other non‑cash, non‑recurring items, if applicable. We define Adjusted EBITDA attributable to Hess Midstream Partners LP as Adjusted EBITDA less Adjusted EBITDA attributable to Hess Infrastructure Partners’ retained interests in our joint interest assets. We use distributable cash flow to analyze our liquidity and performance. We define distributable cash flow as Adjusted EBITDA attributable to Hess Midstream Partners LP less cash paid for interest and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances. We have not quantified distributable cash flow for periods prior to the IPO on April 10, 2017.

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

General and Administrative Expenses.  Our Predecessor’s general and administrative expenses included direct monthly charges for the management and operation of our assets and certain expenses allocated by Hess for general corporate services, such as treasury, accounting, human resources and legal services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our Predecessor’s proportionate share of employee time or capital expenditures and operating expense. During the year ended December 31, 2018, we incurred an additional $4.3 million (2017: $2.1 million) of incremental general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our Predecessor’s historical consolidated financial statements.

Financing.  There are differences in the way we finance our operations as compared to the way our Predecessor historically financed its operations. Historically, our Predecessor’s operations were financed as part of Hess Infrastructure Partners’ integrated operations and our Predecessor was not charged for financing its operations. Our Predecessor largely relied on internally‑generated cash flows and capital contributions from Hess Infrastructure Partners to satisfy its capital expenditure requirements. Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future expansion capital expenditures and acquisitions primarily from external sources, including borrowings under our revolving credit facility and the issuance of debt and equity securities. However, during 2018, we funded distributions and capital expenditures without any debt or equity financing.

Results of Operations

The following tables summarize our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. Unless otherwise noted herein, all results included in this report reflect the results of our Predecessor for accounting purposes, for periods prior to the closing of our IPO on April 10, 2017, as well as the results of the Partnership, for the periods subsequent to the closing of the IPO (in millions, unless otherwise noted).

For the Year Ended December 31, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues and other income
Affiliate services	$324.9	$251.4	$85.4	$-	$661.7
Other income	-	-	0.7	-	0.7
Total revenues and other income	324.9	251.4	86.1	-	662.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	64.3	56.1	33.9	-	154.3
Depreciation expense	63.3	43.9	15.8	-	123.0
General and administrative expenses	4.3	2.6	0.3	4.3	11.5
Total costs and expenses	131.9	102.6	50.0	4.3	288.8
Income (loss) from operations	193.0	148.8	36.1	(4.3)	373.6
Interest expense, net	-	-	-	1.3	1.3
Net income (loss)	$193.0	$148.8	$36.1	$(5.6)	$372.3
Less: net income (loss) attributable to noncontrolling interest	154.6	118.1	28.8	-	301.5
Net income (loss) attributable to Hess Midstream Partners LP	$38.4	$30.7	$7.3	$(5.6)	$70.8

Throughput volumes
Gas gathering (MMcf/d)	248				248
Crude oil gathering (MBbl/d)	89				89
Gas processing (MMcf/d)		233			233
Crude oil terminaling (MBbl/d)			101		101
NGL loading (MBbl/d)			14		14

For the Year Ended December 31, 2017	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues and other income
Affiliate services	$271.6	$227.3	$66.7	$-	$565.6
Other income	-	-	-	0.2	0.2
Total revenues	271.6	227.3	66.7	0.2	565.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	63.6	58.5	36.3	-	158.4
Depreciation expense	54.4	43.6	15.1	-	113.1
General and administrative expenses	3.7	1.4	0.9	2.1	8.1
Total costs and expenses	121.7	103.5	52.3	2.1	279.6
Income (loss) from operations	149.9	123.8	14.4	(1.9)	286.2
Interest expense	-	-	-	1.4	1.4
Net income (loss)	$149.9	$123.8	$14.4	$(3.3)	$284.8
Less: net income (loss) prior to the IPO on April 10, 2017	34.2	31.7	2.3	-	68.2
Less: net income (loss) attributable to noncontrolling interest	92.4	73.3	9.7	-	175.4
Net income (loss) attributable to Hess Midstream Partners LP	$23.3	$18.8	$2.4	$(3.3)	$41.2

Throughput volumes
Gas gathering (MMcf/d)	213				213
Crude oil gathering (MBbl/d)	64				64
Gas processing (MMcf/d)		200			200
Crude oil terminaling (MBbl/d)			69		69
NGL loading (MBbl/d)			12		12

For the Year Ended December 31, 2016	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
Revenues
Affiliate services	$212.8	$196.7	$100.3	$-	$509.8
Total revenues	212.8	196.7	100.3	-	509.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	68.7	58.2	66.5	-	193.4
Depreciation expense	39.9	44.0	15.8	-	99.7
General and administrative expenses	7.3	1.8	1.3	-	10.4
Total costs and expenses	115.9	104.0	83.6	-	303.5
Income (loss) from operations	96.9	92.7	16.7	-	206.3
Interest expense	-	-	-	1.4	1.4
Net income (loss)	$96.9	$92.7	$16.7	$(1.4)	$204.9

Throughput volumes
Gas gathering (MMcf/d)	202				202
Crude oil gathering (MBbl/d)	57				57
Gas processing (MMcf/d)		188			188
Crude oil terminaling (MBbl/d)			59		59
NGL loading (MBbl/d)			13		13

Year ended December 31, 2018 Compared to Year Ended December 31, 2017

Gathering

Revenues increased $53.3 million in 2018 compared to 2017, of which $28.3 million is attributable to higher gas gathering and compression volumes driven by growing Hess production and additional third-party volumes contracted with Hess and delivered to us. In addition, $20.4 million of the increase is attributable to higher crude oil gathering volumes driven by growing Hess production and increased minimum volume commitments. The remaining $4.6 million of the increase is attributable to higher crude oil gathering tariff rates and pass-through electricity fees. Depreciation expense increased $8.9 million primarily due to a full year of depreciation of the Hawkeye Oil and Gas Facilities in 2018 compared to 2017 and additional new assets being brought into service in 2018. The change in Operating and maintenance expenses and general and administrative expenses was insignificant year over year.

Processing and Storage

Revenues increased $24.1 million in 2018 compared to 2017, of which $21.9 million of the increase is attributable to higher volumes processed through the Tioga Gas Plant, driven by growing Hess production and additional third-party volumes contracted with Hess and delivered to us. The remaining $2.2 million of the increase is primarily attributable to higher pass-through electricity fees in 2018 compared to 2017. Operating and maintenance expenses decreased $2.4 million primarily attributable to lower charges from Hess under our omnibus and employee secondment agreements. General and administrative expenses increased $1.2 million primarily attributable to professional fees related to the LM4 transaction. Depreciation expense remained relatively flat year over year.

Terminaling and Export

Revenues increased $19.4 million in 2018 compared to 2017, of which $11.7 million is attributable to higher crude oil throughput volumes at our terminals, driven by completion of the Johnson’s Corner Header System in the second half of 2017, growing Hess production and increased third-party volumes contracted with Hess and delivered to us. In addition, $5.4 million of the increase is attributable to higher tariff rates in 2018 compared to 2017, $1.9 million is attributable to higher NGL volumes and $0.7 million of the increase is attributable to other income. These increases were partially offset by $0.3 million lower rail transportation pass-through revenue. Operating and maintenance expenses decreased $2.4 million primarily attributable to lower charges from Hess under our omnibus and employee secondment agreements.  The change in Depreciation expense and general and administrative expenses was insignificant year over year.

Interest and Other

General and administrative expenses increased $2.2 million primarily as a result of being a separate publicly traded partnership for the full year 2018 when compared to 2017. The change in interest expense, net of interest income was insignificant year over year.

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

Other Factors Expected to Significantly Affect Our Future Results

We currently generate substantially all of our revenues under fee‑based commercial agreements with Hess, including third parties contracted with affiliates of Hess. These contracts promote cash flow stability and minimize our direct exposure to commodity price fluctuations, since we generally do not own any of the crude oil, natural gas, or NGLs that we handle and do not engage in the trading of crude oil, natural gas, or NGLs. However, commodity price fluctuations indirectly influence our activities and results of operations over the long term, since they can affect production rates and investments by Hess and third parties in the development of new crude oil and natural gas reserves. As a result of the decline in crude oil prices beginning in late 2014, Hess reduced its rig count to two rigs in the Bakken during 2016. During this time, minimum volume commitments provided minimum levels of cash flows and the fee recalculation mechanisms under the agreements supported cash flow stability. During 2017, Hess increased its rig count in the Bakken to four rigs, and in the second half of 2018 increased its rig count to six rigs. The throughput volumes at our facilities depend primarily on the volumes of crude oil and natural gas produced by Hess in the Bakken, which, in turn, is ultimately dependent on Hess’s exploration and production margins. Exploration and production margins depend on the price of crude oil, natural gas, and NGLs. These prices are volatile and influenced by numerous factors beyond our or Hess’s control, including the domestic and global supply of and demand for crude oil, natural gas and NGLs. The commodities trading markets, as well as global and regional supply and demand factors, may also influence the selling prices of crude oil, natural gas and NGLs. Furthermore, our ability to execute our growth strategy in the Bakken will depend on crude oil and natural gas production in that area, which is also affected by the supply of and demand for crude oil and natural gas.

Reconciliation of Non‑GAAP Financial Measures

The following table presents a reconciliation of Adjusted EBITDA to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Year Ended December 31,
	2018	2017	2016
(in millions)			Predecessor
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income:
Net income	$372.3	$284.8	$204.9
Plus:
Depreciation expense	123.0	113.1	99.7
Interest expense, net	1.3	1.4	1.4
Adjusted EBITDA	496.6	399.3	$306.0
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	-	97.8
Adjusted EBITDA attributable to noncontrolling interest(a)	399.9	242.2
Adjusted EBITDA attributable to Hess Midstream Partners LP	$96.7	$59.3
Less:
Cash interest paid(b)	-	0.6
Maintenance capital expenditures(c)	0.7	-
Distributable cash flow attributable to Hess Midstream Partners LP	$96.0	$58.7

Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net cash provided by operating activities:
Net cash provided by operating activities	$493.6	$399.9
Changes in assets and liabilities	3.6	(1.2)
Amortization of deferred financing costs	(1.0)	(0.6)
Unit-based compensation	(0.9)	(0.2)
Interest expense, net	1.3	1.4
Adjusted EBITDA	496.6	399.3
Less:
Adjusted EBITDA prior to the IPO on April 10, 2017	-	97.8
Adjusted EBITDA attributable to noncontrolling interest(a)	399.9	242.2
Adjusted EBITDA attributable to Hess Midstream Partners LP	$96.7	$59.3
Less:
Cash interest paid(b)	-	0.6
Maintenance capital expenditures(c)	0.7	-
Distributable cash flow attributable to Hess Midstream Partners LP	$96.0	$58.7
(a)	Reflects Hess Infrastructure Partners’ 80% noncontrolling economic interest in Hess North Dakota Pipelines Operations LP, Hess TGP Operations LP and Hess North Dakota Export Logistics LP.
(b)	During the year ended December 31, 2018, cash interest paid was largely offset by interest income received.
(c)	Under our contribution agreement, Hess Infrastructure Partners agreed to bear the full costs we incurred for maintenance capital expenditures during the year ended December 31, 2017.

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include:

•	cash on hand;
•	cash generated from operations;
•	borrowings under our revolving credit facility;
•	issuances of debt securities; and
•	issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures, debt service requirements, our quarterly cash distribution requirements, future internal growth projects or potential acquisitions.

Our partnership agreement requires that we distribute all of our available cash to unitholders. During the year ended December 31, 2018, we made distributions of $75.7 million, to the holders of our common and subordinated units. On January 24, 2019, we declared a quarterly cash distribution of $0.3701 per common and subordinated unit that was paid on February 13, 2019 to unitholders of record on February 4, 2019.

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. We have the option to extend the revolving credit facility for two additional one‑year terms and to increase the overall capacity of the revolving credit facility by up to an additional $100.0 million, subject to, among other things, the consent of the lenders. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership. As of December 31, 2018, the credit facility was undrawn.

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

Cash Flows

The following table sets forth a summary of our cash flows (in millions):

	Year Ended December 31,
	2018	2017	2016
			Predecessor

Cash flows from operating activities	$493.6	$399.9	$387.3
Cash flows from (used in) investing activities	(302.9)	(136.4)	(263.6)
Cash flows from (used in) financing activities	(217.6)	(216.6)	(123.7)
Net increase (decrease) in cash and cash equivalents	$(26.9)	$46.9	$-

Operating Activities.  Cash flows provided by operating activities increased $93.7 million for the year ended December 31, 2018 compared to 2017. The change in operating cash flows resulted from an increase in revenues and other income of $96.6 million and a decrease in expenses, other than depreciation, amortization and unit‑based compensation, of $1.9 million, offset by cash used in changes in working capital of $4.8 million.

Cash flows provided by operating activities increased $12.6 million for the year ended December 31, 2017 compared to 2016. The change in operating cash flows resulted from an increase in revenues of $56.0 million and a decrease in expenses, other than depreciation, amortization and unit‑based compensation, of $37.0 million, offset by cash used in changes in working capital of $80.4 million.

Investing Activities.  Cash flows used in investing activities increased $166.5 million for the year ended December 31, 2018 compared to 2017 primarily due to increase in payments for capital expenditures of $99.2 million and our investment in the LM4 joint venture of $67.3 million.

Cash flows used in investing activities decreased $127.2 million for the year ended December 31, 2017 compared to 2016, due to a decrease in capital expenditures and timing of payments primarily related to projects in our gathering business.

Financing Activities.  Cash flows used in financing activities increased $1.0 million for the year ended December 31, 2018 compared to 2017 primarily from increased distributions to unitholders of $43.4 million, offset by lower net distributions to Hess Infrastructure Partners of $52.4 million. In 2017, $10.0 million in proceeds were retained by the Partnership from the sale of common units.

Cash flows used in financing activities increased $92.9 million for the year ended December 31, 2017 compared to 2016 primarily from higher distributions to unitholders and to Hess Infrastructure Partners of $102.9 million, offset by $10.0 million in proceeds retained by the Partnership from the sale of common units in the IPO.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Year Ended December 31,
	2018	2017	2016
(in millions)			Predecessor
Maintenance	$6.9	$18.8	$8.0
Expansion	257.8	94.4	256.9
Total capital expenditures	264.7	113.2	264.9
(Increase) decrease in accrued liabilities	(29.1)	23.2	(1.3)
Additions to property, plant and equipment	$235.6	$136.4	$263.6

Capital expenditures increased in 2018 compared to 2017 primarily due to expansion of our gathering system and compression capacity to support Hess and third-party growth. Capital expenditures decreased in 2017 compared to 2016 primarily due to completion of the Hawkeye Gas and Hawkeye Oil Facility projects in 2017, partially offset by capital expenditures related to well tie-ins, additional compression at the Tioga Gas Plant, expansion of rail car ladder tracks to accommodate increased NGL loading at the Tioga Rail Terminal and continued work on the Johnson’s Corner Header System.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2018, is as follows:

	Total	2019	2020	2021	2022	2023 and thereafter
(in millions)
Operating leases	$0.5	$0.2	$0.2	$0.1	$-	$-
Purchase obligations	12.7	12.7	-	-	-	-
Total	$13.2	$12.9	$0.2	$0.1	$-	$-

Purchase obligations represent amounts that were contractually committed as of December 31, 2018, including the portion of our planned capital expenditure program for 2019.

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

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation, subject to the results of impairment testing. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, taxes and the cost of funds used during construction. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and other projects, which do not increase the original efficiency, productivity or capacity of property, plant and equipment, are expensed as incurred. The determination of cost componentization and related estimated useful lives is a significant element in arriving at the results of operations. The estimates affect depreciation expense in our accompanying consolidated statements of operations and balance sheets.

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

HESS MIDSTREAM PARTNERS LP

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Hess Midstream Partners GP LLC and

Unitholders of Hess Midstream Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hess Midstream Partners LP (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas

March 11, 2019

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
(in millions, except unit amounts)
Assets
Cash and cash equivalents	$20.3	$47.2
Accounts receivable—affiliate
From contracts with customers	62.2	58.5
Other receivables	0.8	1.3
Other current assets	2.8	4.4
Total current assets	86.1	111.4
Equity investments	67.3	-
Property, plant and equipment, net	2,664.1	2,520.5
Other noncurrent assets	2.2	3.2
Total assets	$2,819.7	$2,635.1
Liabilities
Accounts payable—trade	$15.3	$12.2
Accounts payable—affiliate	15.8	22.5
Accrued liabilities	64.5	32.7
Other current liabilities	6.8	7.0
Total current liabilities	102.4	74.4
Other noncurrent liabilities	6.4	5.4
Total liabilities	108.8	79.8
Partners' capital
Common unitholders—public (2018 - 17,014,377 units issued and outstanding, 2017 - 16,997,000)	357.1	357.7
Common unitholders—affiliate (2018 - 10,282,654 units issued and outstanding, 2017 - 10,282,654)	39.5	40.5
Subordinated unitholders—affiliate (2018 - 27,279,654 units issued and outstanding, 2017 - 27,279,654)	105.3	107.8
General partner	14.9	14.8
Total Hess Midstream Partners LP partners' capital	516.8	520.8
Noncontrolling interest	2,194.1	2,034.5
Total partners' capital	2,710.9	2,555.3
Total liabilities and partners' capital	$2,819.7	$2,635.1

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
(in millions, except per unit amounts)			Predecessor
Revenues and other income
Affiliate services	$661.7	$565.6	$509.8
Other income	0.7	0.2	-
Total revenues and other income	662.4	565.8	509.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	154.3	158.4	193.4
Depreciation expense	123.0	113.1	99.7
General and administrative expenses	11.5	8.1	10.4
Total costs and expenses	288.8	279.6	303.5
Income from operations	373.6	286.2	206.3
Interest expense, net	1.3	1.4	1.4
Net income	372.3	284.8	$204.9
Less: Net income prior to the IPO on April 10, 2017	-	68.2
Less: Net income attributable to noncontrolling interest	301.5	175.4
Net income attributable to Hess Midstream Partners LP	70.8	41.2
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	1.7	0.8
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$69.1	$40.4
Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$1.27	$0.75
Subordinated	$1.27	$0.75
Weighted average limited partner units outstanding:
Basic:
Common	27.3	26.9
Subordinated	27.3	26.9
Diluted:
Common	27.4	26.9
Subordinated	27.3	26.9

Cash distributions declared per unit (*)	$1.4061	$0.9028

(*) Represents cash distributions declared during the month following the end of each respective quarterly period. See Note 13, Subsequent Events.

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Net Parent Investment Predecessor	Total
(in millions)
Balance at December 31, 2015	$-	$-	$-	$-	$-	$2,098.8	$2,098.8
Net income	-	-	-	-	-	204.9	204.9
Contribution of property, plant and equipment	-	-	-	-	-	58.4	58.4
Other contributions from parent, net	-	-	-	-	-	(123.7)	(123.7)
Balance at December 31, 2016	$-	$-	$-	$-	$-	$2,238.4	$2,238.4
Net income prior to the IPO on April 10, 2017	-	-	-	-	-	68.2	68.2
Other contributions from parent, net, prior to the IPO on April 10, 2017	-	-	-	-	-	225.0	225.0
Contribution of net assets to Hess Midstream Partners LP	-	134.6	357.2	14.6	2,025.2	(2,531.6)	-
IPO proceeds, net of underwriters' discounts	365.5	-	-	-	-	-	365.5
Offering costs	(10.7)	-	-	-	-	-	(10.7)
Distribution of IPO proceeds	-	(95.7)	(253.8)	-	-	-	(349.5)
Net income subsequent to the IPO on April 10, 2017	12.6	7.6	20.2	0.8	175.4	-	216.6
Unit-based compensation	0.2	-	-	-	-	-	0.2
Distributions to unitholders	(9.9)	(6.0)	(15.8)	(0.6)	-	-	(32.3)
Distributions to noncontrolling interest	-	-	-	-	(244.6)	-	(244.6)
Contributions from noncontrolling interest	-	-	-	-	78.5	-	78.5
Balance at December 31, 2017	$357.7	$40.5	$107.8	$14.8	$2,034.5	$-	$2,555.3
Net income	21.6	13.0	34.5	1.7	301.5		372.3
Unit-based compensation	0.9	-	-	-	-	-	0.9
Distribution to unitholders	(23.1)	(14.0)	(37.0)	(1.6)	-	-	(75.7)
Distributions to noncontrolling interest	-	-	-	-	(199.2)	-	(199.2)
Contributions from noncontrolling interest	-	-	-	-	57.3	-	57.3
Balance at December 31, 2018	$357.1	$39.5	$105.3	$14.9	$2,194.1	$-	$2,710.9

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
(in millions)			Predecessor
Cash flows from operating activities
Net income	$372.3	$284.8	$204.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	123.0	113.1	99.7
Amortization of deferred financing costs	1.0	0.6	1.1
Unit-based compensation expense	0.9	0.2	-
Changes in assets and liabilities:
Accounts receivable – affiliate	(3.2)	(15.2)	5.9
Other current and noncurrent assets	1.6	(1.7)	2.1
Accounts payable – trade	3.1	(16.6)	(12.7)
Accounts payable – affiliate	(6.7)	34.4	87.5
Accrued liabilities	2.7	(1.9)	2.4
Other current and noncurrent liabilities	(1.1)	2.2	(3.6)
Net cash provided by (used in) operating activities	493.6	399.9	387.3
Cash flows from investing activities
Payments for equity investments	(67.3)	-	-
Additions to property, plant and equipment	(235.6)	(136.4)	(263.6)
Net cash provided by (used in) investing activities	(302.9)	(136.4)	(263.6)
Cash flows from financing activities
Cash distributions to parent prior to the IPO on April 10, 2017	-	(95.3)	(306.9)
Cash contributions from parent prior to the IPO on April 10, 2017	-	67.1	183.2
IPO proceeds, net of underwriters' discounts	-	365.5	-
Cash offering costs	-	(2.1)	-
Distribution of IPO proceeds to Hess and GIP	-	(349.5)	-
Financing costs	-	(3.9)	-
Distributions to unitholders	(75.7)	(32.3)	-
Distributions to noncontrolling interest	(199.2)	(244.6)	-
Contributions from noncontrolling interest	57.3	78.5	-
Net cash provided by (used in) financing activities	(217.6)	(216.6)	(123.7)
Increase (decrease) in cash and cash equivalents	(26.9)	46.9	-
Cash and cash equivalents, beginning of period	47.2	0.3	0.3
Cash and cash equivalents, end of period	$20.3	$47.2	$0.3
Supplemental disclosure of non-cash investing and financing activities:
Contribution to settle accounts payable – affiliate	-	253.2	-
Removal of historical capitalized offering costs	-	8.6	-
Contribution of property, plant and equipment	-	-	58.4

See accompanying notes to consolidated financial statements.

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business

Description of Business. Hess Midstream Partners LP (the “Partnership”) is a fee‑based, growth oriented traditional master limited partnership formed by Hess Infrastructure Partners LP (“Hess Infrastructure Partners”), a midstream joint venture with a 50% ownership interest held by affiliates of Hess Corporation (collectively “Hess”) and a 50% ownership interest held by GIP II Blue Holding Partnership LP (“GIP”), to own, operate, develop and acquire a diverse set of midstream assets to provide services to Hess and third‑party customers. The Partnership was initially formed by Hess on January 17, 2014, as a Delaware limited partnership.

Initial Public Offering. On April 10, 2017, the Partnership completed its initial public offering (“IPO”) of 16,997,000 common units, which included 2,217,000 common units issued pursuant to the exercise of the underwriters’ over‑allotment option, representing a 30.5% limited partner interest in the Partnership at a price to the public of $23.00 per common unit. Net proceeds totaled approximately $365.5 million, after deducting the underwriters’ discounts and structuring fees of $25.4 million.

In connection with the Partnership’s IPO, Hess Infrastructure Partners contributed a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”) which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal, and a crude oil pipeline header system in North Dakota, and a 100% ownership interest in Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota, (collectively, the “Contributed Businesses”) to the Partnership. In exchange for the Contributed Businesses, Hess Infrastructure Partners received:

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

LM4 Joint Venture. On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day gas processing plant called Little Missouri 4 (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Targa Resources Corp. is managing the construction of LM4 and will operate the plant when completed. As of December 31, 2018, the plant was still under construction.

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

Our assets and operations are organized into the following three segments: (i) gathering, (ii) processing and storage and (iii) terminaling and export (see Note 12, Segments).

Note 2.  Summary of Significant Accounting Policies and Basis of Presentation

Predecessor Presentation. The accompanying financial statements for periods prior to the IPO on April 10, 2017, represent the financial position, results of operations, cash flows and net parent investment of the Predecessor on a combined basis and include 100% of the operations of Gathering Opco, HTGP Opco, Logistics Opco, Mentor Storage Terminal and Hess Midstream Partners LP. These Contributed Businesses are presented based on Hess’s historical cost in the Predecessor financial statements as entities being under common control. All intercompany transactions and accounts within the Predecessor have been eliminated.

The Predecessor’s parent used a centralized approach to the cash management and financing of its operations. Cash generated and used in the Predecessor’s operations was transferred to the parent on a regular basis; therefore, the Predecessor did not have a cash balance as of December 31, 2016. We have reflected cash management and financing activities performed by the parent as a component of Other contributions from parent, net on the accompanying consolidated statements of changes in partners’ capital.

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

Accounts Receivable.  We record affiliate accounts receivable upon performance of services to affiliated companies. Generally, we receive payments from affiliated companies on a monthly basis, shortly after performance of services. There were no doubtful accounts written off, nor have we provided an allowance for doubtful accounts, as of December 31, 2018 and 2017.

Property, Plant and Equipment.  Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation subject to the results of impairment testing. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, taxes and the cost of funds used during construction. Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. The costs of repairs, minor replacements and other projects, which do not increase the original efficiency, productivity or capacity of property, plant and equipment, are expensed as incurred.

Capitalization of Interest.  Interest charges from borrowings are capitalized on material projects using the weighted average cost of outstanding borrowings until the project is substantially complete and ready for its intended use. Capitalized interest is depreciated over the useful lives of the assets in the same manner as the depreciation of the underlying assets.

Impairment of Long‑Lived Assets.  We review long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. Undiscounted cash flows are based on identifiable cash flows that are largely independent of the cash flows of other assets and liabilities. If impairment occurs, a loss is recognized for the difference between the fair value and net book value. Such fair value is generally determined by discounting anticipated future net cash flows, an income valuation approach, or by a market-based valuation approach, which are Level 3 fair value measurements. Factors that indicate potential impairment include a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. No impairments of long‑lived assets were recorded during the years ended December 31, 2018, 2017 and 2016.

Equity Investments.  We account for our investment in LM4 under the equity method of accounting, as we do not control, but have a significant influence over, its operations. As of December 31, 2018, we contributed $67.3 million of cash for our gross interest in LM4. We do not have a basis difference between the amount at which the investment is carried and the amount of underlying equity in net assets of the investee.

Deferred Financing Costs. We capitalize debt issuance costs and fees incurred related to the procurement of our revolving credit facility. We amortize such costs as additional interest expense over the life of the credit agreement using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs related to our revolving credit facility are presented in Other noncurrent assets (2018: $2.2 million, 2017: $3.2 million) in the accompanying consolidated balance sheets.

Asset Retirement Obligations.  We have recorded legal obligations to remove and dismantle long-lived assets. We recognize a liability for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred. In addition, the fair value of any legally required conditional asset retirement obligations is recorded if the liability can be reasonably estimated. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. Accretion expense is included in Depreciation expense in the consolidated statements of operations. We have not incurred significant asset retirement obligations.

Net Parent Investment.  In the accompanying consolidated statements of changes in partners’ capital, Net parent investment represents our parent’s historical investment in us, our accumulated net earnings through April 10, 2017, and the net effect of transactions with Hess or Hess Infrastructure Partners.

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

The minimum volumes that Hess provides to our assets under our commercial agreements include dedicated production covering substantially all of Hess’s existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by Hess through dedicated third-party contracts. If Hess delivers volumes less than the applicable minimum volume commitments under our commercial agreements during any quarter, Hess is obligated to pay us a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing and/or terminaling fee, as applicable. Our responsibility to stand-ready to service a minimum volume over each quarterly commitment period represents a separate, distinct performance obligation. Currently, and for the remainder of the Initial Term of each commercial agreement as described in Note 3 below, volume deficiencies are measured quarterly and recognized as revenue in the same period, as any associated shortfall payments are not subject to future reduction or offset. During the Secondary Term of each commercial agreement as described in Note 3 below, Hess will be entitled to receive a credit, calculated in barrels or Mcf, as applicable, with respect to the amount of any shortfall fee paid by Hess, which will initially be reported in deferred revenue. Hess may apply such credit against the fees payable for any volumes delivered to us under the applicable agreement in excess of Hess’s nominated volumes up to four quarters after such credit is earned. Unused credits by Hess will be recognized as revenue when they expire after four quarters. However, Hess will not be entitled to receive any such credit with respect to crude oil terminaling services under our terminal and export services agreement.

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

Comprehensive Income.  We have not reported comprehensive income since there were no items of other comprehensive income (loss) during the years ended December 31, 2018, 2017 and 2016.

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

There were no nonrecurring fair value measurements during the years ended December 31, 2018 and 2017. We had other short‑term financial instruments, primarily cash and cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated their fair value as of December 31, 2018 and 2017.

New Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers, as a new Accounting Standards Codification (ASC) Topic, ASC 606. We adopted ASC 606 as of January 1, 2018 using the modified retrospective method that requires application of the new standard prospectively from the date of adoption. The adoption of ASC 606 did not have a material impact on the timing or amount of revenue recognition for our uncompleted contracts at January 1, 2018 based on the requirements of the standard and, as a result, no cumulative effect adjustment was required to be recorded to our partners’ capital balance as of January 1, 2018. Accounts receivable from contracts with customers are presented separately in the consolidated balance sheet with the prior year balance recast to conform to the current period presentation.

In February 2016, the FASB issued ASU 2016 02, Leases, as a new ASC Topic, ASC 842. The new standard supersedes ASC 840 and will require the recognition of right-of-use assets and lease liabilities for all leases with lease terms greater than one year, including leases currently treated as operating leases under ASC 840. ASC 842 is effective for us beginning in the first quarter of 2019, with early adoption permitted. We have elected to adopt ASC 842 on January 1, 2019 using the modified retrospective method which allows application of the new standard prospectively from the date of adoption with a cumulative effect adjustment, if any, recorded to partners’ capital at the date of adoption. Accordingly, comparative financial statements for periods prior to the adoption date of ASC 842 will not be affected. In addition, we have elected to apply the ‘package’ of practical expedients allowing us to avoid reassessing whether existing contracts are (or contain) leases, whether the lease classification for existing leases would differ under ASC 842, and whether initial direct costs incurred for existing leases are capitalizable under ASC 842. Finally, we have elected to apply the practical expedient allowing us to avoid reassessing land easements that were not previously accounted for as leases under ASC 840. We have not elected the ‘hindsight’ practical expedient when determining lease term. We have completed our implementation plan to adopt ASC 842, but we continue to monitor standard setting activity and our internal controls to comply with the accounting and disclosure requirements.  Implementation of the new standard on January 1, 2019 is not expected to have a material impact on our consolidated financial statements.

Note 3.  Related Party Transactions

We are part of the consolidated operations of Hess, and substantially all of our revenues as shown on the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 were derived from transactions with Hess and its affiliates, although we plan to provide our services to third parties in the future. Hess also provides substantial operational and administrative services to us in support of our assets and operations.

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

On September 17, 2018, we amended and restated our gas gathering and gas processing and fractionation agreements with Hess to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. Effective January 1, 2019, Hess will pay us a combined processing fee per Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, for aggregate volumes processed at LM4 and the Tioga Gas Plant. Except with regard to a certain gathering sub-system as described below, each of our commercial agreements with Hess retains its initial 10‑year term (“Initial Term”) and we have the unilateral right to extend each commercial agreement for one additional 10‑year term (“Secondary Term”).  The amended and restated gas gathering agreement also extends the Initial Term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year Initial Term and decreases the Secondary Term for that gathering sub-system by 5 years to provide for a 5-year Secondary Term. In addition, the fee recalculation mechanism continues to apply to the amended and restated agreements and, effective January 1, 2019, will incorporate the revenues received and expected to be received by Hess from sourcing third-party dedicated production in order to further align the interests of us and Hess in promoting the growth of third-party volumes on our Bakken assets.

For the years ended December 31, 2018, 2017 and 2016, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. Together with Hess, we are pursuing strategic relationships with third-party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

During the year ended December 31, 2018, we earned $47.5 million of minimum volume shortfall fee payments (2017: $61.6 million, 2016: $36.5 million). In addition, during the year ended December 31, 2018, we recognized, as part of the affiliate revenues, $16.8 million of reimbursements from Hess related to third‑party rail transportation costs (2017: $17.0 million, 2016: $31.7 million). Finally, during the year ended December 31, 2018, we recognized, as part of affiliate revenues, $27.2 million of reimbursements from Hess related to electricity fees (2017: $24.9 million, 2016: $24.1 million). The related third-party rail transportation costs and electricity fees were included in Operating and maintenance expenses in the accompanying consolidated statements of operations.

Omnibus and Employee Secondment Agreements

In connection with the Partnership’s IPO in April 2017, we entered into an omnibus agreement with Hess and Hess Infrastructure Partners under which we pay Hess on a monthly basis an amount equal to the total allocable costs of Hess’s employees and contractors, subcontractors or other outside personnel engaged by Hess and its subsidiaries to the extent such employees and outside personnel perform operational and administrative services for us in support of our assets, plus a specified percentage markup of such amount depending on the type of service provided, as well as an allocable share of direct costs of providing these services. The omnibus agreement also includes our right of first offer to acquire certain of Hess Infrastructure Partners’ midstream assets, including Hess Infrastructure Partners’ retained interests in the Contributed Businesses and Hess Infrastructure Partners’ indemnification of us for certain matters, including certain pre‑closing environmental, title and tax matters. Pursuant to the omnibus agreement, we agreed to indemnify Hess Infrastructure Partners for certain post‑closing matters under this agreement, including certain post‑closing environmental liabilities.

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

For the years ended December 31, 2018, 2017 and 2016, we had the following charges from Hess, including for the services agreements described above and expenses directly charged and allocated to the Predecessor. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Year Ended December 31,
	2018	2017	2016
(in millions)			Predecessor
Operating and maintenance expenses	$48.0	$56.6	$62.5
General and administrative expenses	7.1	5.9	10.4
Total	$55.1	$62.5	$72.9

Contribution Agreement

In connection with the Partnership’s IPO in April 2017, we entered into a contribution, conveyance and assumption agreement, under which Hess Infrastructure Partners agreed to bear the cost of certain maintenance capital projects associated with the Contributed Businesses. During the year ended December 31, 2018, Hess Infrastructure Partners contributed $3.5 million to us related to the reimbursement for those maintenance capital projects (2017: $16.9 million, 2016: zero). This provision of the agreement is expiring in April 2019, the second anniversary of the Partnership’s IPO.

Note 4.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	December 31, 2018	December 31, 2017
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,003.9	$890.8
Compressors, pumping stations and terminals	22 to 25 years	557.5	535.5
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	185.5	158.4
Logistics facilities and railcars	20 to 25 years	385.8	371.1
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	10.7	9.2
Construction-in-progress	N/A	157.3	69.5
Total property, plant and equipment, at cost		3,390.7	3,124.5
Accumulated depreciation		(726.6)	(604.0)
Property, plant and equipment, net		$2,664.1	$2,520.5

Note 5.  Accrued Liabilities and Other Current Liabilities

Accrued liabilities are as follows:

	December 31, 2018	December 31, 2017
(in millions)
Accrued capital expenditures	$51.9	$22.8
Other accruals	12.6	9.9
Total	$64.5	$32.7

Other current liabilities of $6.8 million represent payables for property and sales and use taxes.

Note 6.  Debt and Interest Expense

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. The credit facility can be used for borrowings and letters of credit to fund operating activities and capital expenditures of the Partnership. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit facility). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of December 31, 2018, the revolving credit facility remained undrawn. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions.

Interest Paid

The total amount of interest paid on all credit facilities, including facility fees, during the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $0.6 million and $0.4 million, respectively.

Note 7.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit
Second Quarter 2017(1)	August 4, 2017	August 14, 2017	$0.2703
Third Quarter 2017	November 3, 2017	November 13, 2017	$0.3107
Fourth Quarter 2017	February 2, 2018	February 13, 2018	$0.3218
First Quarter 2018	May 4, 2018	May 14, 2018	$0.3333
Second Quarter 2018	August 2, 2018	August 13, 2018	$0.3452
Third Quarter 2018	November 5, 2018	November 13, 2018	$0.3575
Fourth Quarter 2018(2)	February 4, 2019	February 13, 2019	$0.3701

(1)

The distribution for the second quarter 2017 was prorated from the closing of the Partnership’s IPO on April 10, 2017 and equated to the minimum quarterly distribution of $0.3000 per unit on a full quarter basis.

(2)	For more information, see Note 13, Subsequent Events.

Note 8.  Unit-Based Compensation

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

Unit‑based award activity for the year ended December 31, 2018 was as follows:

			Weighted Average
			Award Date
		Number of Units	Fair Value
Outstanding and unvested units at December 31, 2017		44,127	$22.85
Granted		90,594	20.51
Forfeited		(3,107)	21.73
Vested		(17,377)	22.63
Outstanding and unvested units at December 31, 2018		114,237	$21.06

(in millions)	2018	2017	2016
Fair value of units granted	$1.9	$1.0	*
Fair value of units vested	$0.4	$-	*

*Information is not applicable for the period prior to the Partnership’s IPO on April 10, 2017.

During the year ended December 31, 2018, we recognized compensation expense related to the outstanding awards of $0.9 million (2017: $0.2 million, 2016: zero). As of December 31, 2018, $1.6 million of compensation cost related to our unvested phantom units awarded under the LTIP remains to be recognized over an expected weighted‑average period of 1.9 years.

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

Net income per limited partner unit is only calculated for the periods subsequent to the IPO as no units were outstanding prior to April 10, 2017. The following table illustrates the Partnership’s calculation of net income per limited partner unit:

	Year Ended
(in millions, except per unit amounts)	December 31, 2018	December 31, 2017
Net income	$372.3	$284.8
Less: Net income prior to the IPO on April 10, 2017	-	68.2
Less: Net income attributable to noncontrolling interest	301.5	175.4
Net income attributable to Hess Midstream Partners LP	70.8	41.2
Less: General partner interest in net income attributable to Hess Midstream Partners LP	1.7	0.8
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$69.1	$40.4
Common unitholders' interest in net income attributable to Hess Midstream Partners LP	$34.6	$20.2
Subordinated unitholders' interest in net income attributable to Hess Midstream Partners LP	$34.5	$20.2
Net income attributable to Hess Midstream Partners LP per limited partner unit:
Common (basic and diluted)	$1.27	$0.75
Subordinated (basic and diluted)	$1.27	$0.75
Weighted average number of limited partner units outstanding:
Basic:
Common	27.3	26.9
Subordinated	27.3	26.9
Diluted:
Common	27.4	26.9
Subordinated	27.3	26.9

Note 10.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable from contracts with customers for the years ended December 31, 2018, 2017 and 2016.

Note 11.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of December 31, 2018, our reserve for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities was $0.6 million and $2.0 million, respectively. As of December 31, 2017, we had $1.0 million and $2.4 million, respectively.

Legal Proceedings

As of December 31, 2018, and 2017, we did not have accrued liabilities for any legal contingencies. Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Lease and Purchase Obligations

We enter into certain lease and purchase commitments in connection with ongoing business activities. As of December 31, 2018, we have future minimum lease payments of $0.2 million for the year ending December 31, 2019 and $0.3 million for the years thereafter. In addition, as of December 31, 2018, we have unconditional purchase commitments of $12.7 million for the year ending December 31, 2019 and zero for the years thereafter.

Note 12.  Segments

Our operations are located in the United States and are organized into three reportable segments: (i) gathering, (ii) processing and storage and (iii) terminaling and export. Our reportable segments comprise the structure used by our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. These segments are strategic business units with differing products and services. The accounting policies of the segments are identical to those described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation. Our CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, defined as earnings before interest, income tax, depreciation and amortization, as further adjusted for other non‑cash, non‑recurring items, if applicable.

Gathering. Our gathering segment consists of the following assets:

•

Natural Gas Gathering and Compression.  A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third‑party owned or operated wells to the Tioga Gas Plant, LM4 gas processing plant, when completed, and third‑party pipeline facilities. The system also includes the Hawkeye Gas Facility, which was placed into service during the first quarter of 2017.

•

Crude Oil Gathering:  A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System. The system also includes the Hawkeye Oil Facility, which was placed into service during the fourth quarter of 2017.

Processing and Storage. Our processing and storage segment consists of the following assets:

•	Tioga Gas Plant (TGP). A natural gas processing and fractionation plant located in Tioga, North Dakota.
•	Mentor Storage Terminal. A propane storage cavern and rail and truck loading and unloading facility located in Mentor, Minnesota.
•

Equity Investment in LM4 Joint Venture. A 50% equity method investment in LM4 joint venture that owns a natural gas processing plant located in McKenzie County, North Dakota, which was still under construction as of December 31, 2018.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Year Ended December 31, 2018
Revenues and other income	$324.9	$251.4	$86.1	$-	$662.4
Net income (loss)	193.0	148.8	36.1	(5.6)	372.3
Net income (loss) attributable to Hess Midstream Partners LP	38.4	30.7	7.3	(5.6)	70.8
Depreciation expense	63.3	43.9	15.8	-	123.0
Interest expense	-	-	-	1.3	1.3
Adjusted EBITDA	256.3	192.7	51.9	(4.3)	496.6
Adjusted EBITDA attributable to Hess Midstream Partners LP	51.0	39.5	10.5	(4.3)	96.7
Capital expenditures	250.4	10.0	4.3	-	264.7

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Year Ended December 31, 2017
Revenues and other income	$271.6	$227.3	$66.7	$0.2	$565.8
Net income (loss)	149.9	123.8	14.4	(3.3)	284.8
Net income (loss) attributable to Hess Midstream Partners LP	23.3	18.8	2.4	(3.3)	41.2
Depreciation expense	54.4	43.6	15.1	-	113.1
Interest expense	-	-	-	1.4	1.4
Adjusted EBITDA	204.3	167.4	29.5	(1.9)	399.3
Adjusted EBITDA attributable to Hess Midstream Partners LP	31.5	25.1	4.6	(1.9)	59.3
Capital expenditures	72.7	15.9	24.6	-	113.2

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP Predecessor
(in millions)
For the Year Ended December 31, 2016
Revenues and other income	$212.8	$196.7	$100.3	$-	$509.8
Net income (loss)	96.9	92.7	16.7	(1.4)	204.9
Depreciation expense	39.9	44.0	15.8	-	99.7
Interest expense	-	-	-	1.4	1.4
Adjusted EBITDA	136.8	136.7	32.5	-	306.0
Capital expenditures	208.3	35.4	21.2	-	264.9

Total assets for reportable segments are as follows:

	December 31, 2018	December 31, 2017
(in millions)
Gathering	$1,467.7	$1,280.5
Processing and Storage(1)	1,008.6	972.8
Terminaling and Export	320.2	330.8
Interest and Other	23.2	51.0
Total assets	$2,819.7	$2,635.1

(1)Includes $67.3 million of investment in equity method investees.

Note 13.  Subsequent Events

On January 24, 2019 the board of directors of our general partner declared a quarterly cash distribution of $0.3701 per common and subordinated unit for the quarter ended December 31, 2018, an increase of 15% compared with the quarter ended December 31, 2017. The distribution was paid on February 13, 2019 to unitholders of record as of the close of business on February 4, 2019.

On February 26, 2019, we announced that our subsidiary, Hess North Dakota Pipelines LLC, entered into an agreement to purchase the crude oil and gas gathering assets of Summit Midstream Partners’ Tioga Gathering System for cash consideration of approximately $60 million, with the potential for an additional $7 million of contingent payments in future periods subject to certain future performance metrics. The purchase price will be funded pro rata by the Partnership and Hess Infrastructure Partners, as indirect owners of Hess North Dakota Pipelines LLC. The acquisition is expected to close in the first quarter of 2019, subject to customary closing conditions.

Supplemental Quarterly Financial Information (Unaudited)

Supplemental quarterly financial information is as follows:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per unit amounts)
Revenues and other income	$157.0	$164.7	$169.5	$171.2
Income from operations	$89.3	$95.0	$97.1	$92.2
Net income	$89.0	$94.6	$96.8	$91.9
Net income attributable to Hess Midstream Partners LP	$17.0	$17.8	$18.8	$17.2
Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.30	$0.32	$0.34	$0.31
Subordinated	$0.30	$0.32	$0.34	$0.31

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in millions, except per unit amounts)	Predecessor
Revenues and other income	$130.3	$138.3	$146.7	$150.5
Income from operations	$63.1	$68.6	$76.9	$77.6
Net income	$63.1	$68.1	$76.5	$77.1
Net income attributable to Hess Midstream Partners LP	*	$11.4	$15.0	$14.8
Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	*	$0.21	$0.27	$0.26
Subordinated	*	$0.21	$0.27	$0.26

*Information is not applicable for the period prior to the Partnership’s IPO on April 10, 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of December 31, 2018, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act, in the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10‑K for the fiscal year ended December 31, 2018 does not include an attestation report of the Partnership’s independent registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

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

Directors and Executive Officers of Hess Midstream Partners GP LLC

Directors are elected by Hess Infrastructure Partners and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, our board of directors. The following table shows information for the directors and executive officers of Hess Midstream Partners GP LLC as of December 31, 2018.

Name	Age	Position with Hess Midstream Partners GP LLC
John B. Hess	64	Chairman of the Board of Directors and Chief Executive Officer
John A. Gatling	45	Chief Operating Officer
Jonathan C. Stein	49	Chief Financial Officer
Timothy B. Goodell	61	General Counsel and Secretary
Gerald A. Tamborski	64	Vice President of Operations
John P. Rielly	56	Director and Vice President
Gregory P. Hill	57	Director
William J. Brilliant	43	Director
Scott E. Telesz	51	Director
David W. Niemiec	69	Director
John P. Reddy	66	Director
Stephen J. J. Letwin	63	Director

John B. Hess.  John B. Hess was appointed Chairman of our board of directors in September 2014 and has served as Chief Executive Officer of our general partner since July 2014. Mr. Hess has served as Chief Executive Officer of Hess since 1995. Mr. Hess joined Hess in May 1977 and was elected a director in November 1978. He served as Chairman of the Board and Chief Executive Officer of Hess from 1995 until 2013. Mr. Hess has been a member of the board of directors of KKR & Co. Inc. (formerly KKR & Co. L.P.), since 2011 and of Dow Chemical Company from 2006 until 2013. We believe that Mr. Hess’s extensive experience in the energy industry, including his more than 40‑year career with Hess and his extensive leadership experience in his roles as Chief Executive Officer and Chairman of the Board of Hess, makes him well qualified to serve as Chairman of our board of directors.

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

Jonathan C. Stein.  Jonathan C. Stein was appointed Chief Financial Officer of our general partner in July 2014. He has served as Chief Financial Officer of Hess Infrastructure Partners since its formation. Mr. Stein continues his role as Vice President, Chief Risk Officer of Hess which he has held since June 2004. In such capacity, he is responsible for Hess’s Corporate Financial Forecasting process, Hess’s Midstream segment financial reporting, derivative disclosure and accounting policy and is a member of Hess’s disclosure review committee. Prior to his current roles, Mr. Stein served as Corporate Risk Manager at Hess. Prior to joining Hess in 2001, Mr. Stein was a consultant with Ernst & Young LLP’s Risk Management and Regulatory Practice, where he assisted financial services and energy trading clients in establishing their risk management infrastructure. Mr. Stein is on the Board of Trustees of the Global Association of Risk Professionals and is a Certified Management Accountant.

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

Gregory P. Hill.  Gregory P. Hill was appointed a member of our board of directors in September 2014. Mr. Hill has served as Chief Operating Officer of Hess since May 2014 and as President, Exploration and Production of Hess since January 2009. In addition, Mr. Hill served on the board of directors of Hess from 2009 to 2013. Prior to joining Hess in 2009, Mr. Hill spent 25 years at Shell, where he performed a variety of operations, engineering, technical and business leadership roles in Asia-Pacific, Europe and the United States, including Executive Vice President—Exploration and Production of Singapore‑based Shell Asia Pacific from 2006 to 2008 while also serving as Chairman of Shell’s Global Production Leadership Team. We believe that Mr. Hill’s extensive experience in the energy industry, particularly his experience in operations and strategic planning, makes him well qualified to serve as a member of our board of directors.

William J. Brilliant.  William J. Brilliant was appointed a member of our board of directors in December 2015. Mr. Brilliant is currently a Partner of GIP and focuses on North American energy investments. Mr. Brilliant is a member of GIP’s Investment and Operating Committees. He has served as a member of GIP’s investment team since May 2007 and led GIP’s investment in Hess Infrastructure Partners. Prior to joining GIP, Mr. Brilliant was an investment banker in the Global Financial Sponsors Group at Lehman Brothers from 2005 to 2007, providing M&A and financial advisory to investment funds throughout their investment cycle. Mr. Brilliant has been a director of the managing member of EnLink Midstream, LLC and the general partner of EnLink Midstream Partners LP, since July 2018 and previously served as a director of the general partner of Access Midstream Partners L.P. from June 2012 until July 2014. We believe that Mr. Brilliant’s energy industry background, particularly his expertise in mergers and acquisitions, brings important experience and skill to the board.

Scott E. Telesz.  Scott E. Telesz was appointed a member of our board of directors in December 2018. Mr. Telesz is currently a Partner of GIP and has over 25 years of experience in the manufacturing industry. Prior to joining GIP in August 2018, Mr. Telesz spent 8 years as an executive at Praxair, an industrial gas manufacturing company, most recently as executive vice president in charge of Praxair’s U.S. atmospheric gases businesses, Canada and surface technologies from 2014 until May 2018. Before joining Praxair, Mr. Telesz spent 12 years at GE/SABIC where he ran various electrical products and plastics businesses. We believe that Mr. Telesz’s extensive experience, particularly the leadership skills he developed while serving in several executive positions, brings important experience and skill to the board.

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

John P. Reddy.  John P. Reddy was appointed a member of our board of directors in June 2017. Mr. Reddy has over 20 years of experience in senior financial roles at public companies in the midstream energy sector. Mr. Reddy most recently served as Chief Financial Officer of Spectra Energy Corporation, an owner and operator of pipeline and midstream energy assets, from 2009 to 2017, and Chief Financial Officer of its sponsored master limited partnership, Spectra Energy Partners. Prior to that, he served as Senior Vice President and Chief Financial Officer of Atmos Energy Corporation and in various financial roles with Pacific Enterprises Corporation. Mr. Reddy currently serves on the board of directors of Overseas Shipholding Group Inc., and previously was a member of the board of directors of DCP Midstream, LLC from 2009 until 2017, and Paragon Offshore Plc from July 2014 until July 2017. We believe that Mr. Reddy’s extensive financial and industry experience makes him well qualified to serve as a member of our board of directors.

Stephen J.J. Letwin.  Stephen J.J. Letwin was appointed a member of our board of directors in February 2018. Mr. Letwin has over 30 years of experience in senior operating and financial roles in the midstream energy and resources sectors. Mr. Letwin has been the President and Chief Executive Officer of IAMGOLD Corporation since November 2010. Prior to joining IAMGOLD, Mr. Letwin served in senior management roles at Enbridge, Inc., from 1999 through September 2010, most recently as Executive Vice President, Gas Transportation & International, from May 2006 to September 2010, where he was responsible for Enbridge’s natural gas operations and prior to that as Managing Director of Enbridge Energy Partners. Mr. Letwin previously spent 12 years in senior management roles at TransCanada Pipelines Limited, Numac Energy Inc., and Encor Energy Partners. Mr. Letwin currently serves on the board of directors of IAMGOLD and as Chairman of the board of directors of ONEnergy Inc., and previously was a member of the board of directors of Precision Drilling Corporation from 2006 until 2018. We believe that Mr. Letwin’s extensive executive, financial and industry experience makes him well qualified to serve as a member of our board of directors.

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

Committees of the Board of Directors

Our board of directors has a standing audit committee and may have a conflicts committee and such other committees as the board of directors shall determine from time to time.

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

Conflicts Committee

Our board of directors has the ability to establish, from time to time, a conflicts committee under our partnership agreement. If established, at least two members of the board of directors will serve on any conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The board of directors will determine whether to refer a matter to a conflicts committee on a case by case basis. The members of any conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates (including Hess, Hess Infrastructure Partners and GIP), and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of any conflicts committee may not own any interest in our general partner or any of its affiliates or any interest in us or our subsidiaries other than common units or awards under our long-term incentive plan. If our general partner seeks approval from a conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Executive Sessions

Independent directors generally meet in executive sessions after each regularly scheduled board meeting. Mr. Niemiec, the Chairman of the Audit Committee, presides at these sessions.

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

Interested Party Communications

Any unitholder or interested party who wishes to communicate with members of the board of directors or with non-management directors, may do so by writing to them in care of the General Counsel and Secretary at Hess Midstream Partners LP, 1501 McKinney Street, Houston, Texas 77010. Such communications should specify the intended recipient or recipients.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the SEC and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2018, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

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

In addition, as an “emerging growth company,” or EGC, as defined under the applicable rules of the SEC, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to EGCs. For 2018, our Named Executive Officers (NEOs) were as follows:

•	John B. Hess, Chief Executive Officer;
•	Jonathan C. Stein, Chief Financial Officer;
•	John A. Gatling, Chief Operating Officer.

Summary Compensation Table

The following table summarizes the compensation for services rendered to us by the NEOs during 2018, which is limited to awards granted under the Hess Midstream Partners LP 2018 Long‑Term Incentive Plan (the “LTIP”). Under our secondment agreement with Hess, we reimburse Hess for all employee‑related costs attributable to the operational aspects of our business, including employment‑related costs of our executive officers. Except with respect to awards that may be granted from time to time under our LTIP, our executive officers do not receive any additional compensation for their services to our business or as executive officers of our general partner.

Name and Principal Position	Year	Salary	Bonus	Unit Awards(1)	All Other Compensation	Total
John B. Hess, Chief Executive Officer	2018	$-	$-	$-	$-	$-
	2017	$-	$-	$-	$-	$-
Jonathan C. Stein, Chief Financial Officer	2018	$-	$-	$249,996	$-	$249,996
	2017	$-	$-	$100,000	$-	$100,000
John A. Gatling, Chief Operating Officer	2018	$-	$-	$249,996	$-	$249,996
	2017	$-	$-	$100,000	$-	$100,000
(1)	Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

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

The following table provides information regarding phantom units with distribution equivalent rights received by our NEOs and outstanding as of December 31, 2018. These phantom units also include distribution equivalent rights and vest ratably over a three‑year period.

Name	Number of units that have not vested(1)	Market value of units that have not vested(2)
John B. Hess	-	$-
Jonathan C. Stein	15,088	$256,194
John A. Gatling	15,088	$256,194

(1)	Amount shown represents outstanding unvested phantom units as of December 31, 2018. The awards vest in three equal annual installments.
(2)	Value shown is based on the closing market price of the Partnership’s common units on December 31, 2018, the last trading day for 2018, of $16.98 per unit.

Non‑employee directors of our general partner received equity grants under the LTIP during 2018, as described below.

Potential Payments Upon Termination or Change in Control

None of our NEO’s have entered into any employment, severance or similar agreements in relation to their services to us or our general partner and, except with respect to the phantom units issued pursuant to our LTIP, as of December 31, 2018, there were no arrangements pursuant to which our NEOs would receive any payments or benefits in connection with a change in control of us.

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

The following table provides information regarding the compensation earned by our non‑employee directors during the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Unit Awards(2)	Total
David W. Niemiec	$80,000	$64,996	$144,996
John P. Reddy	$73,167	$64,996	$138,163
Stephen J. J. Letwin(1)	$59,222	$59,294	$118,516
(1)	Mr. Letwin was appointed a member of our board of directors in February 2018. Mr. Letwin’s annual cash retainer for 2018 was pro‑rated to reflect his actual length of service during the year.
(2)	Amount shown represents the grant date fair value of phantom unit awards granted pursuant to our LTIP, determined in accordance with FASB ASC Topic 718.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth, as of March 8, 2019, the beneficial ownership of units of Hess Midstream Partners LP as held by beneficial owners of 5% or more of the units, by each of our directors and named executive officers, and by all of our directors and executive officers as a group. The percentage of units beneficially owned is based on a total of common units and subordinated units outstanding as of March 8, 2019. Amounts for directors and named executive officers include phantom units granted pursuant to the Hess Midstream Partners LP 2017 Long‑Term Incentive Plan, and which vest within 60 days of March 8, 2019.

Name of beneficial owner	Common units beneficially owned	Percentage of common units beneficially owned	Subordinated units beneficially owned	Percentage of subordinated units beneficially owned	Percentage of total common units and subordinated units beneficially owned
Hess(1) c/o Hess Corporation 1185 Avenue of the Americas New York, NY 10036	5,141,327	18.8%	13,639,827	50.0%	34.4%
GIP(2) c/o Global Infrastructure Investors II LLC, 1345 Avenue of the Americas, 30th Floor, New York, NY 10105	5,141,327	18.8%	13,639,827	50.0%	34.4%
Harvest Fund Advisors LLC 100 West Lancaster Avenue, Suite 200 Wayne, PA 19087	3,108,240	11.4%(3)	-	-%	5.7%(3)
FMR LLC 245 Summer Street Boston, MA 02210	1,691,011	6.2%(4)	-	-%	3.9%(4)

Directors/Named Executive Officers
John B. Hess(5)	434,800	1.59%	-	-%	*
John A. Gatling	37,612	*	-	-%	*
Jonathan C. Stein	13,719	*	-	-%	*
John P. Rielly	20,000	*	-	-%	*
Gregory P. Hill	4,350	*	-	-%	*
William J. Brilliant(6)	-	*	-	-%	*
Scott E. Telesz(6)	-	*	-	-%	*
David W. Niemiec	30,995	*	-	-%	*
John P. Reddy	4,905	*	-	-%	*
Stephen J.J. Letwin	2,891	*	-	-%	*
All Directors and Executive Officers as a group(12 persons)	565,164	2.07%	-	-%	*

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

(3)	Based on a Schedule 13D filed with the SEC on February 14, 2019. Harvest Fund Advisors LLC has sole voting and dispositive power over the common units.
(4)	Based on a Schedule 13G/A filed with the SEC on February 13, 2019. FMR LLC has sole voting power over 164 common units and dispositive power over 1,691,011 common units.
(5)	This amount includes:
•	32,625 common units owned directly by Mr. Hess, as to which he has sole voting and dispositive power.
•	173,925 common units held by two family limited liability companies controlled by Mr. Hess, as to which Mr. Hess has sole voting and dispositive power.
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

(6)

Scott E. Telesz and William J. Brilliant, directors of our general partner, as members of internal committees of Global Investors, are entitled to vote on decisions to vote, or to direct to vote, and to dispose, or to direct the disposition of, the common units and subordinated units held by Blue Holding but cannot individually control the outcome of such decisions. Scott E. Telesz and William J. Brilliant disclaim any beneficial ownership of the common units and subordinated units held by the GIP Entities.

The following table sets forth the number of shares of Hess Corporation common stock beneficially owned as of March 8, 2019, except as otherwise noted, by each of our directors and named executive officers and by all directors and executive officers as a group.

Name	Total number of shares beneficially owned and nature of beneficial ownership(a)	Percent of outstanding shares of common stock owned	Of total number of shares beneficially owned, number of option shares
Directors/Named Executive Officers
John B. Hess	35,481,405(b)(c)(d)(e)	11.67%	929,022
John A. Gatling	36,898	*	19,632
Jonathan C. Stein	60,728	*	29,254
John P. Rielly	406,693	*	179,804
Gregory P. Hill	416,461	*	322,801
William J. Brilliant	-	*	-
Scott E. Telesz	-	*	-
David W. Niemiec	-	*	-
John P. Reddy	-	*	-
Stephen J.J. Letwin	-	*	-
All Directors and Executive Officers as a group (12 persons)	36,707,435	12.08%	1,664,397

*The percentage of shares beneficially owned by each director or executive officer does not exceed 1% of the common shares outstanding.

a)

These figures include 64,577 shares vested in the name of Mr. Hess, 4,610 shares vested in the name of Mr. Rielly, 776 shares vested in the name of Mr. Stein, and 69,963 shares vested for all executive officers and directors as a group under the Hess employees’ savings plan as to which these individuals and the group have voting and dispositive power. These amounts also include 35,824 shares held in escrow under Hess Corporation’s Long‑term Incentive Plans for Mr. Hill, 15,164 shares held in escrow under these plans for Mr. Rielly, 5,028 shares held in escrow under these plans for Mr. Gatling, 16,789 shares held in escrow under these plans for Mr. Stein and 91,431 shares held in escrow under these plans for all executive officers and directors as a group. As to these shares, these individuals and the group have voting power but not dispositive power. Holders of stock options do not have the right to vote or any other right of a stockholder with respect to shares of common stock underlying such options until they are exercised.

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

e)	This amount includes:
•	1,704,124 shares owned directly by Mr. Hess, as to which he has sole voting and dispositive power.
•	28,753 shares held by a family liability company controlled by Mr. Hess, as to which Mr. Hess has sole voting power and dispositive power.
•	929,022 shares underlying options to purchase common stock, as to which Mr. Hess has no voting or dispositive power until they are acquired upon exercise of the options.
•	64,577 shares vested in the name of Mr. Hess under the employees’ savings plan as to which he has sole voting and dispositive power.
•

1,008,401 shares held by a trust for the benefit of Mr. Hess, of which he is a co‑trustee along with another individual, as to which Mr. Hess has sole voting power and shares dispositive power with another individual.

•

146,582 shares held by trusts of which Mr. Hess is co-trustee. 80,922 of these shares as to which Mr. Hess has sole voting power and shares dispositive power; and the remaining 65,660 shares as to which he shares voting and dispositive power.

•

2,371,878 shares held by Mr. Hess’s siblings or their children, or by trusts for the benefit of Mr. Hess’s siblings or their children, as to which Mr. Hess has sole voting power pursuant to shareholders agreements among Mr. Hess and his siblings or their children and as to 728,471 shares of which he shares dispositive power pursuant to a shareholder’s agreement among Mr. Hess and a sibling and others. 315,000 of these shares (representing approximately 0.1% of Hess common stock outstanding) have been pledged by certain of the trusts. Mr. Hess is not a trustee of these trusts and has no financial or economic interest in the shares pledged by the trusts.

•	1,008,402 shares held by a trust for the benefit of Mr. Hess’ sibling, of which Mr. Hess has sole voting and shared dispositive power.
•

2,885,946 shares held by trusts as to which Mr. Hess has sole voting power. 2,279,758 of these shares (representing 0.7% of Hess common stock outstanding) have been pledged by certain of the trusts. Mr. Hess is not a trustee of these trusts and has no financial or economic interest in the shares pledged by the trusts.

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

The omnibus agreement was amended, effective March 7, 2019, to grant us a right of first offer to acquire Hess Infrastructure Partners’ membership interest in Hess Water Services Holdings LLC, which owns the water services business Hess Infrastructure Partners recently purchased from Hess. The omnibus agreement will remain in full force and effect for so long as Hess and its affiliates collectively own at least a 15% ownership interest in the general partner of Hess Infrastructure Partners, which controls our general partner. If Hess and its affiliates cease to own at least a 15% ownership interest in the general partner of Hess Infrastructure Partners, any party may terminate the omnibus agreement upon written notice to the other parties. In the event of any termination of the omnibus agreement, the indemnification obligations will remain in full force and effect in accordance with their terms.

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

Right of first offer.  Under the omnibus agreement, until the earlier to occur of the tenth anniversary of the closing of our IPO and the date that Hess and its affiliates cease to own at least a 15% ownership interest in the general partner of Hess Infrastructure Partners, if Hess Infrastructure Partners decides to sell, transfer or otherwise dispose of any of the assets listed below, Hess Infrastructure Partners will provide us with the opportunity to make the first offer on such assets:

•	Hess Infrastructure Partners’ retained 80% economic interest and 49% voting interest in Gathering Opco;
•	Hess Infrastructure Partners’ retained 80% economic interest and 49% voting interest in HTGP Opco;
•	Hess Infrastructure Partners’ retained 80% economic interest and 49% voting interest in Logistics Opco; and
•	Hess Infrastructure Partners’ 100% interest in Hess Water Services Holdings LLC.

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

Commercial agreements

We have entered into long‑term, fee‑based commercial agreements with Hess, each of which has an initial 10‑year term (except for a certain gathering subsystem, for which the initial term of the gas gathering agreement is 15 years) and is dated effective January 1, 2014. We have the unilateral right to extend each commercial agreement for one additional 10‑year term (except for a certain gathering subsystem, for which the additional term of the gas gathering agreement is 5 years). These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection.

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

See Note 3. Related Party Transactions in Notes to Consolidated Financial Statements for further discussion of our related party agreements and amounts paid thereunder.

Procedures for Review, Approval and Ratification of Related Person Transactions

Our board of directors has adopted a related party transactions policy that provides that our board of directors or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that our board of directors or its authorized committee considers ratification of a related person transaction and determines not to so ratify, our Code of Business Conduct and Ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.

The related party transactions policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, our board of directors or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the Code of Business Conduct and Ethics.

Director Independence

Please see Item 10. Directors, Executive Officers and Corporate Governance for information on director independence required by Item 407(a) of Regulation S‑K.

ITEM 14.Principal Accounting Fees and Services

The table below sets forth the aggregate fees and expenses for the year ended December 31, 2018 for professional services performed by our independent registered public accounting firm Ernst & Young LLP:

	Year Ended December 31,
(in thousands)	2018	2017
Audit Fees	$1,285.4	$1,076(1)
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$1,285.4	$1,076.0

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

For the year ended December 31, 2018, the audit committee of the board of directors of our general partner approved 100% of the fees for the services described above.

The audit committee of our board of directors has approved the appointment of Ernst &Young LP as independent registered public accounting firm to conduct the audit of the Partnership’s consolidated financial statements for the year ended December 31, 2019.

PART IV

ITEM 15.Exhibits, Financial Statement Schedules

(a) 1. And 2. Financial statements and financial statement schedules

The financial statements filed as part of this Annual Report on Form 10-K are listed in the accompanying index to financial statements and schedules in Item 8. Financial Statements and Supplementary Data.

3. Exhibits

The exhibits required to be filed pursuant to Item 15(b) of Form 10-K are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

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

10.10†

Amended and Restated Gas Processing and Fractionation Agreement, effective as of January 1, 2014, by and between Hess Trading Corporation and Hess Bakken Processing LLC (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-38050) filed on September 21, 2018.

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

10.14†

Second Amended and Restated Gas Processing and Fractionation Agreement effective as of September 17, 2018, by and between Hess Trading Corporation and Hess Tioga Gas Plant LLC (Incorporated by reference herein to Exhibit 10.1 to the Form 8-K filed on September 21, 2018).

10.15†

Second Amended and Restated Gas Gathering Agreement effective as of September 17, 2018, by and between Hess Trading Corporation and Hess North Dakota Pipelines LLC (incorporated by reference herein to Exhibit 10.2 to the Form 8-K filed (File No. 001-38050) on September 21, 2018).

10.16

First Amendment to the Omnibus Agreement, effective as of March 7, 2019, by and among Hess Corporation, Hess Infrastructure Partners LP, Hess Infrastructure Partners GP LLC, Hess Midstream Partners LP, Hess TGP GP LLC, Hess TGP Operations LP, Hess North Dakota Export Logistics GP LLC, Hess North Dakota Export Logistics Operations LP, Hess North Dakota Pipelines Operations LP, Hess North Dakota Pipelines GP LLC, Hess Midstream Partners GP LP, and Hess Midstream Partners GP LLC.

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

#Compensatory plan or arrangement.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2019.

Hess Midstream Partners LP (Registrant)
By:	Hess Midstream Partners GP LP, its General Partner
By:	Hess Midstream Partners GP LLC, its General Partner

By:	/s/ John B. Hess
John B. Hess,
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2019.

/s/ John B. Hess
John B. Hess,
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Jonathan C. Stein
Jonathan C. Stein
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John P. Rielly
John P. Rielly,
Director and Vice President

/s/ Gregory P. Hill
Gregory P. Hill
Director

/s/ William J. Brilliant
William J. Brilliant
Director

/s/ Scott E. Telesz
Scott E. Telesz
Director

/s/ David W. Niemiec
David W. Niemiec
Director

/s/ John P. Reddy
John P. Reddy
Director

/s/ Stephen J.J. Letwin
Stephen J. J. Letwin
Director