Form 10-Q
period 2019-03-31
Hess Midstream Partners LP
filed 2019-05-06
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes ☐     No ☒

At April 30, 2019, the registrant had 27,345,309 common units and 27,279,654 subordinated units outstanding.

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	HESM	New York Stock Exchange

HESS MIDSTREAM PARTNERS LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	March 31,	December 31,
	2019	2018
(in millions, except unit amounts)	(unaudited)
Assets
Cash and cash equivalents	$3.5	$20.3
Accounts receivable—affiliate:
From contracts with customers	60.1	62.2
Other receivables	0.4	0.8
Other current assets	3.2	2.8
Total current assets	67.2	86.1
Equity investments	74.3	67.3
Property, plant and equipment, net	2,726.7	2,664.1
Other noncurrent assets	2.4	2.2
Total assets	$2,870.6	$2,819.7
Liabilities
Accounts payable—trade	$12.1	$15.3
Accounts payable—affiliate	16.6	15.8
Accrued liabilities	33.4	64.5
Other current liabilities	2.8	6.8
Total current liabilities	64.9	102.4
Long-term debt	7.0	-
Other noncurrent liabilities	14.6	6.4
Total liabilities	86.5	108.8
Partners' capital
Common unitholders—public (17,050,195 and 17,014,377 units issued and outstanding as of March 31, 2019 and December 31, 2018)	356.4	357.1
Common unitholders—affiliate (10,282,654 units issued and outstanding as of March 31, 2019 and December 31, 2018)	39.1	39.5
Subordinated unitholders—affiliate (27,279,654 units issued and outstanding as of March 31, 2019 and December 31, 2018)	103.8	105.3
General partner	15.1	14.9
Total Hess Midstream Partners LP partners' capital	514.4	516.8
Noncontrolling interest	2,269.7	2,194.1
Total partners' capital	2,784.1	2,710.9
Total liabilities and partners' capital	$2,870.6	$2,819.7

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
(in millions, except per unit amounts)
Revenues
Affiliate services	$174.0	$156.8
Other income	0.2	0.2
Total revenues	174.2	157.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	41.9	34.6
Depreciation expense	32.6	30.0
General and administrative expenses	4.0	3.1
Total costs and expenses	78.5	67.7
Income from operations	95.7	89.3
Interest expense, net	0.4	0.3
Net income	95.3	89.0
Less: Net income attributable to noncontrolling interest	77.2	72.0
Net income attributable to Hess Midstream Partners LP	18.1	17.0
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	0.8	0.3
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$17.3	$16.7

Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.32	$0.30
Subordinated	$0.32	$0.30
Weighted average limited partner units outstanding:
Basic:
Common	27.3	27.3
Subordinated	27.3	27.3
Diluted:
Common	27.4	27.3
Subordinated	27.3	27.3

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2017	$357.7	$40.5	$107.8	$14.8	$2,034.5	$2,555.3
Net income	5.2	3.2	8.3	0.3	72.0	89.0
Unit-based compensation	0.1	-	-	-	-	0.1
Distributions to unitholders	(5.4)	(3.3)	(8.8)	(0.4)	-	(17.9)
Distributions to noncontrolling interest	-	-	-	-	(61.7)	(61.7)
Contribution from noncontrolling interest	-	-	-	-	20.6	20.6
Balance at March 31, 2018	$357.6	$40.4	$107.3	$14.7	$2,065.4	$2,585.4

Balance at December 31, 2018	$357.1	$39.5	$105.3	$14.9	$2,194.1	$2,710.9
Net income	5.3	3.4	8.6	0.8	77.2	95.3
Unit-based compensation	0.3	-	-	-	-	0.3
Distributions to unitholders	(6.3)	(3.8)	(10.1)	(0.6)	-	(20.8)
Distributions to noncontrolling interest	-	-	-	-	(57.1)	(57.1)
Contributions from noncontrolling interest	-	-	-	-	55.5	55.5
Balance at March 31, 2019	$356.4	$39.1	$103.8	$15.1	$2,269.7	$2,784.1

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
(in millions)
Cash flows from operating activities
Net income	$95.3	$89.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	32.6	30.0
Amortization of deferred financing costs	0.3	0.3
Unit-based compensation expense	0.3	0.1
Changes in assets and liabilities:
Accounts receivable – affiliate	2.6	(7.9)
Other current and noncurrent assets	(0.4)	2.6
Accounts payable – trade	(3.4)	2.6
Accounts payable – affiliate	0.8	(1.8)
Accrued liabilities	1.6	0.7
Other current and noncurrent liabilities	(3.6)	(5.1)
Net cash provided by (used in) operating activities	126.1	110.5
Cash flows from investing activities
Acquisitions from third parties, net of cash acquired	(61.0)	-
Payments for equity investments	(7.0)	(24.3)
Additions to property, plant and equipment	(59.5)	(36.9)
Net cash provided by (used in) investing activities	(127.5)	(61.2)
Cash flows from financing activities
Proceeds from (repayments of ) bank borrowings - revolver	7.0	-
Distributions to unitholders	(20.8)	(17.9)
Distributions to noncontrolling interest	(57.1)	(61.7)
Contributions from noncontrolling interest	55.5	20.6
Net cash provided by (used in) financing activities	(15.4)	(59.0)
Increase (decrease) in cash and cash equivalents	(16.8)	(9.7)
Cash and cash equivalents, beginning of period	20.3	47.2
Cash and cash equivalents, end of period	$3.5	$37.5

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

Our assets include a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”) which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal in North Dakota, and a 100% ownership interest in Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota, (collectively, the “Contributed Businesses”). Hess Infrastructure Partners owns the remaining 80% economic interest in the Contributed Businesses.

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day gas processing plant called Little Missouri 4 (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Targa Resources Corp. is managing the construction of LM4 and will operate the plant when completed. As of March 31, 2019, the plant was still under construction.

On March 22, 2019, Hess North Dakota Pipelines LLC, a subsidiary of Gathering Opco, acquired the crude oil and gas gathering assets of Summit Midstream Partners’ Tioga Gathering System. See Note 3, Acquisitions.

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

Note 2.  Basis of Presentation

Presentation.  The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2019 and December 31, 2018, the consolidated results of operations for the three months ended March 31, 2019 and 2018, and consolidated cash flows for the three months ended March 31, 2019 and 2018. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted from these interim consolidated financial statements. These financial statements, therefore, should be read in conjunction with the financial statements and related notes included in the Partnership’s annual report on Form 10‑K for the year ended December 31, 2018.

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

Equity Investments. We account for our investment in LM4 under the equity method of accounting, as we do not control, but have a significant influence over, its operations. As of March 31, 2019, we contributed $74.3 million of cash for our gross interest in LM4. We do not have a basis difference between the amount at which the investment is carried and the amount of underlying equity in net assets of the investee.

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

Summary of Significant Accounting Policies

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases, as a new Accounting Standards Codification (ASC) Topic, ASC 842. We adopted ASC 842 on January 1, 2019 using the modified retrospective method. Accordingly, comparative financial statements for periods prior to the adoption date of ASC 842 were not affected. In addition, we have elected to apply the ‘package’ of practical expedients allowing us to avoid reassessing whether existing contracts are (or contain) leases, whether the lease classification for existing leases would differ under ASC 842, and whether initial direct costs incurred for existing leases are capitalizable under ASC 842. Finally, we have elected to apply the practical expedient allowing us to avoid reassessing land easements that were not previously accounted for as leases under ASC 840. We have not elected the ‘hindsight’ practical expedient when determining lease term. As a result, no cumulative effect adjustment to Partners’ capital was recognized.

Leases.  We determine if an arrangement is a lease at inception. Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right-of-use asset includes any initial direct costs and excludes lease incentives received. The lease term used in measurement of our lease obligations may include periods covered by an option to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Partnership has elected not to recognize lease assets and lease liabilities for leases with a term of 12 months or less for all classes of underlying assets. Our lease agreements may include lease and non-lease components, which are generally accounted for separately.

As of March 31, 2019, we had $0.5 million of operating lease right-of-use assets included within other noncurrent assets on our consolidated balance sheet. Operating lease liabilities were $0.2 million and $0.3 million included within other current liabilities and other noncurrent liabilities, respectively, on our consolidated balance sheet. As of March 31, 2019, we did not have any finance leases.

Note 3.  Acquisitions

On March 22, 2019, Hess North Dakota Pipelines LLC, a subsidiary of Gathering Opco, acquired 100% of the membership interests of Tioga Hydrocarbon Gathering Company LLC from Summit Midstream Partners, LP (the “Tioga System Acquisition”). This transaction was accounted for as an asset acquisition. The Tioga System, located in Williams County in western North Dakota, is complementary to the Partnership’s infrastructure, and is currently delivering volumes into the Partnership’s gathering system.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Hess North Dakota Pipelines LLC paid $61.0 million in cash at closing, net of cash acquired, and recognized a contingent liability for additional potential payments of $6.8 million in future periods subject to certain performance metrics. The purchase price was funded pro rata by the Partnership and Hess Infrastructure Partners, as indirect owners of Hess North Dakota Pipelines LLC.

Note 4.  Related Party Transactions

Commercial Agreements

Effective January 1, 2014, we entered into i) gas gathering, ii) crude oil gathering, iii) gas processing and fractionation, iv) storage services, and v) terminal and export services fee‑based commercial agreements with certain subsidiaries of Hess. Under these commercial agreements, we provide gathering, compression, processing, fractionation, storage, terminaling, loading and transportation services to Hess, for which we receive a fee per barrel of crude oil, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, natural gas and NGLs. These agreements also include inflation escalators and fee recalculation mechanisms that allow fees to be adjusted annually. We elected the practical expedient to recognize revenue in the amount to which we have a right to invoice as permitted under ASC 606, Revenue from Contracts with Customers. Due to this election and as the transaction price allocated to our unsatisfied performance obligations is entirely variable, we have elected the exemption provided by ASC 606 from the disclosure of revenue recognizable in future periods as our unsatisfied performance obligations are fulfilled.

In September 2018, we amended and restated our gas gathering and gas processing and fractionation agreements with Hess to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. Effective January 1, 2019, Hess pays us a combined processing fee per Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, for aggregate volumes processed (or to be processed) at the Tioga Gas Plant and LM4. Except with regard to a certain gathering sub-system as described below, each of our commercial agreements with Hess retains its initial 10‑year term (“Initial Term”) and we have the unilateral right to extend each commercial agreement for one additional 10‑year term (“Secondary Term”).  The amended and restated gas gathering agreement also extends the Initial Term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year Initial Term and decreases the Secondary Term for that gathering sub-system by 5 years to provide for a 5-year Secondary Term. In addition, the fee recalculation mechanism continues to apply to the amended and restated agreements and, effective January 1, 2019, incorporates the revenues received and expected to be received by Hess from sourcing third-party dedicated production in order to further align the interests of us and Hess in promoting the growth of third-party volumes on our Bakken assets.

For the three months ended March 31, 2019 and 2018, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

During the three months ended March 31, 2019 and 2018, we earned $2.8 million and $16.6 million, respectively, of minimum volume shortfall fee payments. In addition, during the three months ended March 31, 2019 and 2018, we recognized, as part of affiliate revenues, $7.8 million and $4.2 million, respectively, of reimbursements from Hess related to third‑party rail transportation costs. Finally, during the three months ended March 31, 2019 and 2018, we recognized, as part of affiliate revenues, $6.8 million and $6.7 million, respectively, of reimbursements from Hess related to electricity fees. The related third-party transportation costs and electricity fees were included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

See Note 13, Segments, for the presentation of our revenues on a disaggregated basis. All Affiliate services revenue which reflects activity associated with our commercial agreements with Hess, represents revenue from contracts with customers under the scope of ASC 606.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three months ended March 31, 2019 and 2018, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended March 31,
	2019	2018
(in millions)
Operating and maintenance expenses	$10.0	$11.4
General and administrative expenses	2.8	1.9
Total	$12.8	$13.3

Contribution Agreement

Under our contribution, conveyance and assumption agreement, Hess Infrastructure Partners agreed to bear the cost of certain maintenance capital projects associated with the Contributed Businesses. During the three months ended March 31, 2019, Hess Infrastructure Partners contributed $0.4 million to us related to the reimbursement for those maintenance capital projects (2018: $1.2 million). This provision of the agreement is expiring in April 2019, the second anniversary of the Partnership’s IPO.

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	March 31, 2019	December 31, 2018
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,112.9	$1,003.9
Compressors, pumping stations and terminals	22 to 25 years	633.7	557.5
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	187.3	185.5
Logistics facilities and railcars	20 to 25 years	385.4	385.8
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	14.5	10.7
Construction-in-progress	N/A	62.0	157.3
Total property, plant and equipment, at cost		3,485.8	3,390.7
Accumulated depreciation		(759.1)	(726.6)
Property, plant and equipment, net		$2,726.7	$2,664.1

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	March 31, 2019	December 31, 2018
(in millions)
Accrued capital expenditures	$19.2	$51.9
Other accruals	14.2	12.6
Total	$33.4	$64.5

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Debt and Interest Expense

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of March 31, 2019, we were in compliance with all covenants. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions. At March 31, 2019, borrowings of $7.0 million were drawn under this facility, for which the carrying value approximated fair value.

Note 8.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit
First Quarter 2018	May 4, 2018	May 14, 2018	$0.3333
Second Quarter 2018	August 2, 2018	August 13, 2018	$0.3452
Third Quarter 2018	November 5, 2018	November 13, 2018	$0.3575
Fourth Quarter 2018	February 4, 2019	February 13, 2019	$0.3701
First Quarter 2019(1)	May 3, 2019	May 14, 2019	$0.3833

(1) For more information, see Note 14, Subsequent Event.

Note 9.  Unit‑Based Compensation

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

Unit‑based award activity for the three months ended March 31, 2019 was as follows:

		Weighted Average
		Award Date
	Number of Units	Fair Value
Outstanding and unvested units at December 31, 2018	114,237	$21.06
Granted	74,528	22.76
Vested	(35,818)	20.51
Outstanding and unvested units at March 31, 2019	152,947	$22.02

As of March 31, 2019, $3.0 million of compensation cost related to unvested phantom units awarded under the LTIP remains to be recognized over an expected weighted‑average period of 2.2 years.

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

The following table illustrates the Partnership’s calculation of net income per limited partner unit:

	Three Months Ended March 31,
(in millions, except per unit amounts)	2019	2018
Net income	$95.3	$89.0
Less: Net income attributable to noncontrolling interest	77.2	72.0
Net income attributable to Hess Midstream Partners LP	18.1	17.0
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	0.8	0.3
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$17.3	$16.7
Common unitholders' interest in net income attributable to Hess Midstream Partners LP	$8.7	$8.4
Subordinated unitholders' interest in net income attributable to Hess Midstream Partners LP	$8.6	$8.3
Net income attributable to Hess Midstream Partners LP per limited partner unit:
Common (basic and diluted)	$0.32	$0.30
Subordinated (basic and diluted)	$0.32	$0.30
Weighted average number of limited partner units outstanding:
Basic:
Common	27.3	27.3
Subordinated	27.3	27.3
Diluted:
Common	27.4	27.3
Subordinated	27.3	27.3

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three months ended March 31, 2019 and 2018.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of March 31, 2019, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.5 million and $2.8 million, respectively, compared with $0.6 million and $2.0 million, respectively, as of December 31, 2018.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2019 and December 31, 2018, we did not have material accrued liabilities for legal contingencies.  Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Lease Obligations

From time to time, we enter into certain lease contacts in connection with ongoing business activities. As of March 31, 2019, we have future minimum lease payments of $0.2 million for the year ended December 31, 2019, and $0.3 million of minimum lease payments for the years thereafter.

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

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended March 31, 2019
Revenues and other income	$79.0	$66.5	$28.7	$-	$174.2
Net income (loss)	43.0	41.1	12.8	(1.6)	95.3
Net income (loss) attributable to Hess Midstream Partners LP	8.6	8.6	2.5	(1.6)	18.1
Depreciation expense	17.4	11.2	4.0	-	32.6
Interest expense, net	-	-	-	0.4	0.4
Adjusted EBITDA	60.4	52.3	16.8	(1.2)	128.3
Adjusted EBITDA attributable to Hess Midstream Partners LP	12.1	10.8	3.3	(1.2)	25.0
Capital expenditures	93.8	1.1	(0.3)	-	94.6

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended March 31, 2018
Revenues and other income	$78.5	$58.3	$20.2	$-	$157.0
Net income (loss)	49.2	33.2	8.1	(1.5)	89.0
Net income (loss) attributable to Hess Midstream Partners LP	10.0	7.0	1.5	(1.5)	17.0
Depreciation expense	15.2	10.9	3.9	-	30.0
Interest expense, net	-	-	-	0.3	0.3
Adjusted EBITDA	64.4	44.1	12.0	(1.2)	119.3
Adjusted EBITDA attributable to Hess Midstream Partners LP	13.0	9.2	2.3	(1.2)	23.3
Capital expenditures	33.0	3.3	0.3	-	36.6

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total assets for the reportable segments are as follows:

	March 31, 2019	December 31, 2018
(in millions)
Gathering	$1,542.6	$1,467.7
Processing and Storage	1,007.6	1,008.6
Terminaling and Export	314.6	320.2
Interest and Other	5.8	23.2
Total assets	$2,870.6	$2,819.7

Note 14.  Subsequent Event

On April 23, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.3833 per common and subordinated unit for the quarter ended March 31, 2019, an increase of 15% compared with the quarter ended March 31, 2018. The distribution will be payable on May 14, 2019, to unitholders of record as of the close of business on May 3, 2019.

PART I – FINANCIAL INFORMATION (CONT’D)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and accompanying footnotes included under Item 1. Financial Statements and in conjunction with the audited consolidated financial statements and accompanying footnotes in our Annual Report on Form 10‑K for the year ended December 31, 2018 (our “2018 Annual Report”).

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

This discussion contains forward‑looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our 2018 Annual Report.

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

Our assets include a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”) which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal in North Dakota, and a 100% ownership interest in Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota, (collectively, the “Contributed Businesses”). Hess Infrastructure Partners owns the remaining 80% economic interest in the Contributed Businesses.

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day (MMcf/d) gas processing plant called Little Missouri 4 (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Targa Resources Corp. is managing the construction of LM4 and will operate the plant when completed. As of March 31, 2019, the plant was under construction and is estimated by the operator, Targa Resources Corp., to be completed in the third quarter of 2019.

On March 22, 2019, Hess North Dakota Pipelines LLC, a subsidiary of Gathering Opco, acquired the crude oil and gas gathering assets of Summit Midstream Partners’ Tioga Gathering System for cash consideration of $61.0 million, with the potential for an additional $6.8 million of contingent payments in future periods subject to certain future performance metrics. The purchase price was funded pro rata by the Partnership and Hess Infrastructure Partners, as indirect owners of Hess North Dakota Pipelines LLC.

In March 2019, Hess Infrastructure Partners granted us a right of first offer to acquire its membership interests in Hess Water Services Holdings LLC, which owns the water services business Hess Infrastructure Partners purchased from Hess and the water gathering assets Hess Infrastructure Partners purchased from Summit Midstream Partners LP, in the event Hess Infrastructure Partners decides to sell those assets in the future.

On April 25, 2019, we announced plans to expand natural gas processing capacity at the Tioga Gas Plant by 150 MMcf/d for total processing capacity of 400 MMcf/d. Capital expenditures for the expansion are expected to be approximately $150 million gross, or $30 million attributable to Hess Midstream Partners LP, and the expansion is expected to be in service by mid-2021.

PART I – FINANCIAL INFORMATION (CONT’D)

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

First Quarter Results

Significant financial and operating highlights for the first quarter of 2019 included:

•	Acquired crude oil and gas gathering assets of Summit Midstream Partners’ Tioga Gathering System;
•	Net income of $95.3 million, of which $18.1 million is attributable to the Partnership;
•	Net cash provided by operating activities of $126.1 million;
•	Adjusted EBITDA of $128.3 million, of which $25.0 million is attributable to the Partnership;
•	Distributable cash flow of $24.7 million attributable to the Partnership;
•	Cash distribution of $0.3833 per unit, declared on April 23, 2019;
•

Compared with the prior‑year quarter, throughput volumes increased 40% for crude oil gathering, 33% for crude oil terminaling, 11% for gas processing, and 7% for gas gathering driven by Hess Corporation’s growing production, capturing additional third-party customer volumes, and continued strong operating performance of our assets.

For additional information regarding our non‑GAAP financial measures, see How We Evaluate Our Operations and Reconciliation of Non‑GAAP Financial Measures below.

How We Generate Revenues

We generate substantially all of our revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; and storing and terminaling propane. We have entered into long‑term, fee‑based commercial agreements with Hess dated effective January 1, 2014. Except with regard to a certain gathering sub-system, as described below, each of our commercial agreements with Hess has an initial 10-year term and we have the unilateral right to renew each of these agreements for one additional 10‑year term. In September 2018, we amended our gas gathering and gas processing and fractionation agreements to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. The amended and restated gas gathering agreement also extends the initial term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year initial term and decreases the secondary term for that gathering sub-system by 5 years to provide for a 5-year secondary term. These agreements include dedications covering substantially all of Hess’s existing and future owned or controlled production in the Bakken, minimum volume commitments, inflation escalators and fee recalculation mechanisms, all of which are intended to provide us with cash flow stability and growth, as well as downside risk protection. In particular, Hess’s minimum volume commitments under our commercial agreements provide minimum levels of cash flows and the fee recalculation mechanisms under the agreements allow fees to be adjusted annually to provide us with cash flow stability. Our revenues also include revenues from third‑party volumes contracted with Hess and delivered to us under these commercial agreements with Hess, as well as pass‑through third‑party rail transportation costs and electricity fees for which we recognize revenues in an amount equal to the costs. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

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

PART I – FINANCIAL INFORMATION (CONT’D)

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Results of operations for the three months ended March 31, 2019 and 2018 are presented below (in millions, unless otherwise noted).

For the Three Months Ended March 31, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$79.0	$66.3	$28.7	$-	$174.0
Other income	-	0.2	-	-	0.2
Total revenues	79.0	66.5	28.7	-	174.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	17.1	13.1	11.7	-	41.9
Depreciation expense	17.4	11.2	4.0	-	32.6
General and administrative expenses	1.5	1.1	0.2	1.2	4.0
Total costs and expenses	36.0	25.4	15.9	1.2	78.5
Income (loss) from operations	43.0	41.1	12.8	(1.2)	95.7
Interest expense, net	-	-	-	0.4	0.4
Net income (loss)	43.0	41.1	12.8	(1.6)	95.3
Less: net income (loss) attributable to noncontrolling interest	34.4	32.5	10.3	-	77.2
Net income (loss) attributable to Hess Midstream Partners LP	$8.6	$8.6	$2.5	$(1.6)	$18.1

Throughput volumes
Gas gathering (MMcf/d)(1)	249				249
Crude oil gathering (MBbl/d)(2)	112				112
Gas processing (MMcf/d)(1)		237			237
Crude oil terminaling (MBbl/d)(2)			122		122
NGL loading (MBbl/d)(2)			14		14

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended March 31, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$78.5	$58.3	$20.0	$-	$156.8
Other income	-	-	0.2	-	0.2
Total revenues	78.5	58.3	20.2	-	157.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	13.2	13.3	8.1	-	34.6
Depreciation expense	15.2	10.9	3.9	-	30.0
General and administrative expenses	0.9	0.9	0.1	1.2	3.1
Total costs and expenses	29.3	25.1	12.1	1.2	67.7
Income (loss) from operations	49.2	33.2	8.1	(1.2)	89.3
Interest expense, net	-	-	-	0.3	0.3
Net Income (loss)	49.2	33.2	8.1	(1.5)	89.0
Less: net income (loss) attributable to noncontrolling interest	39.2	26.2	6.6	-	72.0
Net income (loss) attributable to Hess Midstream Partners LP	$10.0	$7.0	$1.5	$(1.5)	$17.0

Throughput volumes
Gas gathering (MMcf/d)(1)	233				233
Crude oil gathering (MBbl/d)(2)	80				80
Gas processing (MMcf/d)(1)		214			214
Crude oil terminaling (MBbl/d)(2)			92		92
NGL loading (MBbl/d)(2)			11		11
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

While gathering throughput volumes increased in the first quarter of 2019 compared to the first quarter of 2018, we remained below the minimum volume commitment levels, and as a result, revenues remained relatively flat compared to the same quarter last year. Operating and maintenance expenses increased $3.9 million due to higher maintenance activity on our gathering assets. Depreciation expense increased $2.2 million due to new assets being brought into service. The dollar change in administrative expenses was insignificant compared to the same quarter last year.

Processing and Storage

Revenues and other income increased $8.2 million in the first quarter of 2019 compared to the first quarter of 2018, of which $4.7 million of the increase is attributable to higher volumes, driven by increased utilization of available capacity of the Tioga Gas Plant, and $3.5 million of the increase is attributable to higher tariff rates. The change in operating and maintenance expenses, depreciation expense and general and administrative expenses was insignificant compared to the same quarter last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues and other income increased $8.5 million in the first quarter of 2019 compared to the first quarter of 2018, of which $3.6 million of the increase is attributable to higher rail transportation pass‑through revenue and another $3.6 million of the increase is attributable to higher crude oil throughput volumes at our terminals, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. In addition, $2.2 million of the increase is attributable to higher tariff rates in 2019 compared to 2018. These increases were partially offset by $0.7 million attributable to lower NGL volumes and $0.2 million lower other income. Operating and maintenance expenses increased $3.6 million primarily attributable to higher rail transportation pass-through costs. The change in depreciation expense and general and administrative expenses was insignificant compared to the same quarter last year.

Interest and Other

The change in general and administrative expenses and interest expense, net of interest income, was insignificant for the first quarter of 2019 compared to the first quarter of 2018.

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

	Three Months Ended
	March 31,
	2019	2018
(in millions)
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income:
Net income	$95.3	$89.0
Plus:
Depreciation expense	32.6	30.0
Interest expense, net	0.4	0.3
Adjusted EBITDA	128.3	119.3
Less:
Adjusted EBITDA attributable to noncontrolling interest	103.3	96.0
Adjusted EBITDA attributable to Hess Midstream Partners LP	$25.0	$23.3
Less:
Cash interest paid, net	0.2	0.1
Maintenance capital expenditures(a)	0.1	-
Distributable cash flow attributable to Hess Midstream Partners LP	$24.7	$23.2

Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net cash provided by operating activities:
Net cash provided by operating activities	$126.1	$110.5
Changes in assets and liabilities	2.4	8.9
Amortization of deferred financing costs	(0.3)	(0.3)
Unit-based compensation	(0.3)	(0.1)
Interest expense, net	0.4	0.3
Adjusted EBITDA	128.3	119.3
Less:
Adjusted EBITDA attributable to noncontrolling interest	103.3	96.0
Adjusted EBITDA attributable to Hess Midstream Partners LP	$25.0	$23.3
Less:
Cash interest paid, net	0.2	0.1
Maintenance capital expenditures(a)	0.1	-
Distributable cash flow attributable to Hess Midstream Partners LP	$24.7	$23.2

(a) Under our contribution agreement, Hess Infrastructure Partners agreed to bear the full costs we incurred for maintenance capital expenditures during the three ‑month period ended March 31, 2018.

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

Our partnership agreement requires that we distribute all of our available cash to unitholders. On April 23, 2019, we declared a quarterly cash distribution of $0.3833 per common and subordinated unit, to be paid on May 14, 2019 to unitholders of record on May 3, 2019.

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

Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters (5.0 to 1.0 during the specified period following certain acquisitions). As of March 31, 2019, we were in compliance with all covenants. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions. At March 31, 2019, borrowings of $7.0 million were drawn under this facility.

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $15.6 million for the first quarter of 2019 compared to the same period in 2018. The change in operating cash flows resulted from an increase in revenues and other income of $17.2 million and a decrease in cash used from changes in working capital of $6.5 million, offset by an increase in expenses, other than depreciation, amortization and unit‑based compensation, of $8.1 million.

Investing Activities. Cash flows used in investing activities increased $66.3 million for the first quarter of 2019 compared to the same period in 2018. The increase in investing cash outflows resulted from our acquisition of Summit Midstream Partners’ Tioga Gathering System for $61.0 million, net of cash acquired, and an increase in payments for capital expenditures of $22.6 million, partially offset by lower payments for our investment in the LM4 joint venture of $17.3 million.

Financing Activities. Cash flows used in financing activities decreased $43.6 million for the first quarter of 2019 compared to the same period in 2018 primarily related to lower net distributions to Hess Infrastructure Partners of $39.5 million, offset by increased distributions to unitholders of $2.9 million. In the first quarter of 2019, we had borrowings against our revolving credit facility of $7.0 million.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Three Months Ended
	March 31,
	2019	2018
(in millions)
Maintenance	$0.9	$1.2
Expansion	25.9	35.4
Total capital expenditures	26.8	36.6
(Increase) decrease in accrued liabilities	32.7	0.3
Additions to property, plant and equipment	$59.5	$36.9

The increase in capital expenditures is primarily attributable to expansion of our gathering system and compression capacity to support Hess and third‑party growth. Additionally, in the first quarter of 2019, we acquired the crude oil and gas gathering assets of Summit Midstream Partners’ Tioga Gathering System for cash consideration of $61.0 million, with the potential for an additional $6.8 million of contingent payments in future periods subject to certain future performance metrics.

Forward-looking Information

Certain sections in this Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contain “forward‑looking” statements, as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward‑looking statements, which generally are not historical in nature. Forward‑looking statements related to our operations and financial conditions are based on our current understanding, assessments, estimates and projections. Forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward‑looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward‑looking statements since such statements speak only as of the date when made and there can be no assurance that such forward‑looking statements will occur. We are not obligated to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. Risk factors that could materially impact future actual results are discussed in the section entitled “Risk Factors” included in our 2018 Annual Report.

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

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of March 31, 2019, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2019.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.  We implemented internal controls to ensure we adequately evaluated our contracts against the accounting and disclosure requirements of ASC 842, Leases to facilitate adoption of the standard on January 1, 2019.  There were no significant changes to our internal control over financial reporting due to adoption of the new standard.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our 2018 Annual Report.

PART II – OTHER INFORMATION (CONT’D)

Item 6.	Exhibits
a.	Exhibits
10.1

First Amendment to the Omnibus Agreement, effective as of March 7, 2019, by and among Hess Corporation, Hess Infrastructure Partners LP, Hess Infrastructure Partners GP LLC, Hess Midstream Partners LP, Hess TGP GP LLC, Hess TGP Operations LP, Hess North Dakota Export Logistics GP LLC, Hess North Dakota Export Logistics Operations LP, Hess North Dakota Pipelines Operations LP, Hess North Dakota Pipelines GP LLC, Hess Midstream Partners GP LP, and Hess Midstream Partners GP LLC (Incorporated by reference herein to Exhibit 10.16 to the Form 10-K filed on March 11, 2019).

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

Date:  May 6, 2019