Form 10-Q
period 2019-06-30
Hess Midstream Partners LP
filed 2019-08-07
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

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

At June 30, 2019, the registrant had 27,345,309 common units and 27,279,654 subordinated units outstanding.

HESS MIDSTREAM PARTNERS LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	June 30,	December 31,
	2019	2018
(in millions, except unit amounts)	(unaudited)
Assets
Cash and cash equivalents	$14.9	$20.3
Accounts receivable—affiliate:
From contracts with customers	59.8	62.2
Other receivables	0.3	0.8
Other current assets	1.1	2.8
Total current assets	76.1	86.1
Equity investments	90.3	67.3
Property, plant and equipment, net	2,757.4	2,664.1
Other noncurrent assets	2.1	2.2
Total assets	$2,925.9	$2,819.7
Liabilities
Accounts payable—trade	$26.4	$15.3
Accounts payable—affiliate	21.5	15.8
Accrued liabilities	41.6	64.5
Other current liabilities	4.6	6.8
Total current liabilities	94.1	102.4
Other noncurrent liabilities	14.5	6.4
Total liabilities	108.6	108.8
Partners' capital
Common unitholders—public (17,062,655 and 17,014,377 units issued and outstanding as of June 30, 2019 and December 31, 2018)	355.1	357.1
Common unitholders—affiliate (10,282,654 units issued and outstanding as of June 30, 2019 and December 31, 2018)	38.1	39.5
Subordinated unitholders—affiliate (27,279,654 units issued and outstanding as of June 30, 2019 and December 31, 2018)	101.2	105.3
General partner	15.3	14.9
Total Hess Midstream Partners LP partners' capital	509.7	516.8
Noncontrolling interest	2,307.6	2,194.1
Total partners' capital	2,817.3	2,710.9
Total liabilities and partners' capital	$2,925.9	$2,819.7

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in millions, except per unit amounts)
Revenues
Affiliate services	$172.7	$164.5	$346.7	$321.3
Other income	0.1	0.2	0.3	0.4
Total revenues	172.8	164.7	347.0	321.7
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	43.6	37.1	85.5	71.7
Depreciation expense	34.0	30.2	66.6	60.2
General and administrative expenses	3.7	2.4	7.7	5.5
Total costs and expenses	81.3	69.7	159.8	137.4
Income from operations	91.5	95.0	187.2	184.3
Interest expense, net	0.6	0.4	1.0	0.7
Net income	90.9	94.6	186.2	183.6
Less: Net income attributable to noncontrolling interest	74.1	76.8	151.3	148.8
Net income attributable to Hess Midstream Partners LP	16.8	17.8	34.9	34.8
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	1.0	0.4	1.8	0.7
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$15.8	$17.4	$33.1	$34.1

Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.29	$0.32	$0.61	$0.63
Subordinated	$0.29	$0.32	$0.61	$0.63
Weighted average limited partner units outstanding:
Basic:
Common	27.3	27.3	27.3	27.3
Subordinated	27.3	27.3	27.3	27.3
Diluted:
Common	27.5	27.4	27.5	27.4
Subordinated	27.3	27.3	27.3	27.3

 See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2018	$357.1	$39.5	$105.3	$14.9	$2,194.1	$2,710.9
Net income	5.3	3.4	8.6	0.8	77.2	95.3
Unit-based compensation	0.3	-	-	-	-	0.3
Distributions to unitholders - $0.3701 per unit	(6.3)	(3.8)	(10.1)	-	-	(20.2)
Distributions to general partner	-	-	-	(0.6)	-	(0.6)
Distributions to noncontrolling interest	-	-	-	-	(57.1)	(57.1)
Contributions from noncontrolling interest	-	-	-	-	55.5	55.5
Balance at March 31, 2019	$356.4	$39.1	$103.8	$15.1	$2,269.7	$2,784.1
Net income	4.9	3.0	7.9	1.0	74.1	90.9
Unit-based compensation	0.3	-	-	-	-	0.3
Distributions to unitholders - $0.3833 per unit	(6.5)	(4.0)	(10.5)	-	-	(21.0)
Distributions to general partner	-	-	-	(0.8)	-	(0.8)
Distributions to noncontrolling interest	-	-	-	-	(49.0)	(49.0)
Contributions from noncontrolling interest	-	-	-	-	12.8	12.8
Balance at June 30, 2019	$355.1	$38.1	$101.2	$15.3	$2,307.6	$2,817.3

Balance at December 31, 2017	$357.7	$40.5	$107.8	$14.8	$2,034.5	$2,555.3
Net income	5.2	3.2	8.3	0.3	72.0	89.0
Unit-based compensation	0.1	-	-	-	-	0.1
Distributions to unitholders - $0.3218 per unit	(5.4)	(3.3)	(8.8)	-	-	(17.5)
Distributions to general partner	-	-	-	(0.4)	-	(0.4)
Distributions to noncontrolling interest	-	-	-	-	(61.7)	(61.7)
Contribution from noncontrolling interest	-	-	-	-	20.6	20.6
Balance at March 31, 2018	$357.6	$40.4	$107.3	$14.7	$2,065.4	$2,585.4
Net income	5.4	3.3	8.7	0.4	76.8	94.6
Unit-based compensation	0.3	-	-	-	-	0.3
Distributions to unitholders - $0.3333 per unit	(5.7)	(3.4)	(9.1)	-	-	(18.2)
Distributions to general partner	-	-	-	(0.4)	-	(0.4)
Distributions to noncontrolling interest	-	-	-	-	(41.5)	(41.5)
Contribution from noncontrolling interest	-	-	-	-	14.6	14.6
Balance at June 30, 2018	$357.6	$40.3	$106.9	$14.7	$2,115.3	$2,634.8

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
(in millions)
Cash flows from operating activities
Net income	$186.2	$183.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	66.6	60.2
Amortization of deferred financing costs	0.6	0.5
Unit-based compensation expense	0.6	0.4
Changes in assets and liabilities:
Accounts receivable – affiliate	3.0	(2.7)
Other current and noncurrent assets	1.7	3.7
Accounts payable – trade	10.9	5.8
Accounts payable – affiliate	5.7	2.0
Accrued liabilities	1.1	1.8
Other current and noncurrent liabilities	(2.0)	(3.3)
Net cash provided by (used in) operating activities	274.4	252.0
Cash flows from investing activities
Acquisitions from third parties, net of cash acquired	(61.0)	-
Payments for equity investments	(23.0)	(41.3)
Additions to property, plant and equipment	(115.4)	(96.9)
Net cash provided by (used in) investing activities	(199.4)	(138.2)
Cash flows from financing activities
Proceeds from (repayments of) bank borrowings - revolver	-	-
Distributions to unitholders	(41.2)	(35.7)
Distributions to general partner	(1.4)	(0.8)
Distributions to noncontrolling interest	(106.1)	(103.2)
Contributions from noncontrolling interest	68.3	35.2
Net cash provided by (used in) financing activities	(80.4)	(104.5)
Increase (decrease) in cash and cash equivalents	(5.4)	9.3
Cash and cash equivalents, beginning of period	20.3	47.2
Cash and cash equivalents, end of period	$14.9	$56.5

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of Business

Hess Midstream Partners LP (the “Partnership”) is a fee‑based, growth-oriented traditional master limited partnership formed by Hess Infrastructure Partners LP (“Hess Infrastructure Partners”), a midstream joint venture with a 50% ownership interest held by affiliates of Hess Corporation (collectively “Hess”) and a 50% ownership interest held by GIP II Blue Holding Partnership LP (“GIP”), to own, operate, develop and acquire a diverse set of midstream assets to provide services to Hess and third‑party customers.

Our assets include a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”) which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal in North Dakota, and a 100% ownership interest in Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota (collectively, the “Contributed Businesses”). Hess Infrastructure Partners owns the remaining 80% economic interest in the Contributed Businesses.

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day gas processing plant called Little Missouri 4 (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. Targa Resources Corp. is managing the construction of LM4 and will operate the plant when completed. As of June 30, 2019, the plant was under construction. See Note 14, Subsequent Events.

On March 22, 2019, Hess North Dakota Pipelines LLC, a subsidiary of Gathering Opco, acquired the crude oil and gas gathering assets of Summit Midstream Partners, LP’s Tioga Gathering System. See Note 3, Acquisitions.

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

Note 2.  Basis of Presentation

Presentation.  The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at June 30, 2019 and December 31, 2018, the consolidated results of operations for the three and six months ended June 30, 2019 and 2018, and consolidated cash flows for the six months ended June 30, 2019 and 2018. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

Equity Investments. We account for our investment in LM4 under the equity method of accounting, as we do not control, but have a significant influence over, its operations. Through June 30, 2019, we have contributed $90.3 million of cash for our gross interest in LM4. We do not have a basis difference between the amount at which the investment is carried and the amount of underlying equity in net assets of the investee.

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

Summary of Significant Accounting Policies

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases, as a new Accounting Standards Codification (“ASC”) Topic, ASC 842. We adopted ASC 842 on January 1, 2019 using the modified retrospective method. Accordingly, comparative financial statements for periods prior to the adoption date of ASC 842 were not affected. In addition, we have elected to apply the ‘package’ of practical expedients allowing us to avoid reassessing whether existing contracts are (or contain) leases, whether the lease classification for existing leases would differ under ASC 842, and whether initial direct costs incurred for existing leases are capitalizable under ASC 842. Finally, we have elected to apply the practical expedient allowing us to avoid reassessing land easements that were not previously accounted for as leases under ASC 840. We have not elected the ‘hindsight’ practical expedient when determining lease term. As a result, no cumulative effect adjustment to Partners’ capital was recognized.

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

As of June 30, 2019, we had $0.4 million of operating lease right-of-use assets included within other noncurrent assets on our consolidated balance sheet. Operating lease liabilities were $0.1 million and $0.3 million included within other current liabilities and other noncurrent liabilities, respectively, on our consolidated balance sheet. As of June 30, 2019, we did not have any finance leases.

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

Note 4.  Related Party Transactions

Commercial Agreements

Effective January 1, 2014, we entered into (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services, and (v) terminal and export services fee‑based commercial agreements with certain subsidiaries of Hess. Under these commercial agreements, we provide gathering, compression, processing, fractionation, storage, terminaling, loading and transportation services to Hess, for which we receive a fee per barrel of crude oil, Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, delivered during each month, and Hess is obligated to provide us with minimum volumes of crude oil, natural gas and NGLs. These agreements also include inflation escalators and fee recalculation mechanisms that allow fees to be adjusted annually. We elected the practical expedient to recognize revenue in the amount to which we have a right to invoice as permitted under ASC 606, Revenue from Contracts with Customers. Due to this election and as the transaction price allocated to our unsatisfied performance obligations is entirely variable, we have elected the exemption provided by ASC 606 from the disclosure of revenue recognizable in future periods as our unsatisfied performance obligations are fulfilled.

In September 2018, we amended and restated our gas gathering and gas processing and fractionation agreements with Hess to enable us to provide certain services to Hess in respect of volumes to be delivered to and processed at the LM4 plant. Effective January 1, 2019, Hess pays us a combined processing fee per Mcf of natural gas, or Mcf equivalent of NGLs, as applicable, for aggregate volumes processed (or to be processed) at TGP and LM4. Except with regard to a certain gathering sub-system as described below, each of our commercial agreements with Hess retains its initial 10‑year term (“Initial Term”) and we have the unilateral right to extend each commercial agreement for one additional 10‑year term (“Secondary Term”).  The amended and restated gas gathering agreement also extends the Initial Term of the gathering agreement with respect to a certain gathering sub-system by 5 years to provide for a 15-year Initial Term and decreases the Secondary Term for that gathering sub-system by 5 years to provide for a 5-year Secondary Term. In addition, the fee recalculation mechanism continues to apply to the amended and restated agreements and, effective January 1, 2019, incorporates the revenues received and expected to be received by Hess from sourcing third-party dedicated production in order to further align the interests of us and Hess in promoting the growth of third-party volumes on our Bakken assets.

For the three and six months ended June 30, 2019 and 2018, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

During the three and six months ended June 30, 2019, we earned $0.7 million and $3.5 million, respectively, of minimum volume shortfall fee payments, compared with $12.8 million and $29.4 million for the three and six months ended June 30, 2018, respectively. In addition, during the three and six months ended June 30, 2019, we recognized, as part of affiliate revenues, $4.3 million and $12.1 million, respectively, of reimbursements from Hess related to third‑party rail transportation costs, compared with $3.4 million and $7.6 million for the three and six months ended June 30, 2018, respectively. Finally, during the three and six months ended June 30, 2019, we recognized, as part of affiliate revenues, $8.1 million and $14.9 million, respectively, of reimbursements from Hess related to electricity fees, compared with $6.7 million and $13.4 million for the three and six months ended June 30, 2018, respectively. The related third-party transportation costs and electricity fees were included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

See Note 13, Segments, for the presentation of our revenues on a disaggregated basis. All Affiliate services revenue, which reflects activity associated with our commercial agreements with Hess, represents revenue from contracts with customers under the scope of ASC 606.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and six months ended June 30, 2019 and 2018, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in millions)
Operating and maintenance expenses	$11.4	$11.5	$21.4	$22.9
General and administrative expenses	2.5	1.3	5.3	3.2
Total	$13.9	$12.8	$26.7	$26.1

Contribution Agreement

Under our contribution, conveyance and assumption agreement, Hess Infrastructure Partners agreed to bear the cost of certain maintenance capital projects associated with the Contributed Businesses. During the six months ended June 30, 2019, Hess Infrastructure Partners contributed $0.4 million to us related to the reimbursement for those maintenance capital projects (2018: $2.2 million). This provision of the agreement expired in April 2019, the second anniversary of the Partnership’s IPO.

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	June 30, 2019	December 31, 2018
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,128.4	$1,003.9
Compressors, pumping stations and terminals	22 to 25 years	654.3	557.5
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	187.5	185.5
Logistics facilities and railcars	20 to 25 years	385.5	385.8
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	11.4	10.7
Construction-in-progress	N/A	93.3	157.3
Total property, plant and equipment, at cost		3,550.4	3,390.7
Accumulated depreciation		(793.0)	(726.6)
Property, plant and equipment, net		$2,757.4	$2,664.1

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	June 30, 2019	December 31, 2018
(in millions)
Accrued capital expenditures	$27.9	$51.9
Other accruals	13.7	12.6
Total	$41.6	$64.5

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7.  Debt and Interest Expense

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to EBITDA (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of June 30, 2019, we were in compliance with all covenants. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions. At June 30, 2019, the revolving credit facility was undrawn.

Note 8.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit
First Quarter 2018	May 4, 2018	May 14, 2018	$0.3333
Second Quarter 2018	August 2, 2018	August 13, 2018	$0.3452
Third Quarter 2018	November 5, 2018	November 13, 2018	$0.3575
Fourth Quarter 2018	February 4, 2019	February 13, 2019	$0.3701
First Quarter 2019	May 3, 2019	May 14, 2019	$0.3833
Second Quarter 2019(1)	August 5, 2019	August 13, 2019	$0.3970

(1) For more information, see Note 14, Subsequent Events.

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

Unit‑based award activity for the six months ended June 30, 2019 was as follows:

		Weighted Average
		Award Date
	Number of Units	Fair Value
Outstanding and unvested units at December 31, 2018	114,237	$21.06
Granted	74,528	22.76
Forfeited	(290)	23.00
Vested	(48,278)	21.15
Outstanding and unvested units at June 30, 2019	140,197	$21.93

As of June 30, 2019, $2.6 million of compensation cost related to unvested phantom units awarded under the LTIP remains to be recognized over an expected weighted‑average period of 2.1 years.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10.  Net Income per Limited Partner Unit

Net income per limited partner unit is computed by dividing the respective limited partners’ interest in net income attributable to Hess Midstream Partners LP by the weighted average number of common and subordinated units outstanding. Because we have more than one class of participating securities, we use the two‑class method when calculating net income per limited partner unit. The classes of participating securities include common units, subordinated units, general partner interest and incentive distribution rights.

The following table illustrates the Partnership’s calculation of net income per limited partner unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per unit amounts)	2019	2018	2019	2018
Net income	$90.9	$94.6	$186.2	$183.6
Less: Net income attributable to noncontrolling interest	74.1	76.8	151.3	148.8
Net income attributable to Hess Midstream Partners LP	16.8	17.8	34.9	34.8
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	1.0	0.4	1.8	0.7
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$15.8	$17.4	$33.1	$34.1
Common unitholders' interest in net income attributable to Hess Midstream Partners LP	$7.9	$8.7	$16.6	$17.1
Subordinated unitholders' interest in net income attributable to Hess Midstream Partners LP	$7.9	$8.7	$16.5	$17.0
Net income attributable to Hess Midstream Partners LP per limited partner unit:
Common (basic and diluted)	$0.29	$0.32	$0.61	$0.63
Subordinated (basic and diluted)	$0.29	$0.32	$0.61	$0.63
Weighted average number of limited partner units outstanding:
Basic:
Common	27.3	27.3	27.3	27.3
Subordinated	27.3	27.3	27.3	27.3
Diluted:
Common	27.5	27.4	27.5	27.4
Subordinated	27.3	27.3	27.3	27.3

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and six months ended June 30, 2019 and 2018.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of June 30, 2019, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.4 million and $2.8 million, respectively, compared with $0.6 million and $2.0 million, respectively, as of December 31, 2018.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2019 and December 31, 2018, we did not have material accrued liabilities for legal contingencies.  Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

Lease Obligations

From time to time, we enter into certain lease contracts in connection with ongoing business activities. As of June 30, 2019, we have future minimum lease payments of $0.1 million for the year ended December 31, 2019, and $0.3 million of minimum lease payments for the years thereafter.

Note 13.  Segments

Our operations are located in the United States and are organized into three reportable segments: (1) gathering, (2) processing and storage and (3) terminaling and export. Our reportable segments comprise the structure used by our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. These segments are strategic business units with differing products and services. Our CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, defined as net income (loss) before net interest expense, income tax (benefit) and depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as other income and other non-cash, non‑recurring items, if applicable.

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended June 30, 2019
Revenues and other income	$80.2	$67.5	$25.1	$-	$172.8
Net income (loss)	40.7	40.3	11.7	(1.8)	90.9
Net income (loss) attributable to Hess Midstream Partners LP	8.1	8.0	2.5	(1.8)	16.8
Depreciation expense	18.9	11.1	4.0	-	34.0
Interest expense, net	-	-	-	0.6	0.6
Adjusted EBITDA	59.6	51.4	15.7	(1.2)	125.5
Adjusted EBITDA attributable to Hess Midstream Partners LP	11.9	10.2	3.3	(1.2)	24.2
Capital expenditures	57.0	7.6	-	-	64.6

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended June 30, 2018
Revenues and other income	$81.9	$62.9	$19.9	$-	$164.7
Net income (loss)	49.5	38.2	8.4	(1.5)	94.6
Net income (loss) attributable to Hess Midstream Partners LP	9.7	7.7	1.9	(1.5)	17.8
Depreciation expense	15.4	10.9	3.9	-	30.2
Interest expense, net	-	-	-	0.4	0.4
Adjusted EBITDA	64.9	49.1	12.3	(1.1)	125.2
Adjusted EBITDA attributable to Hess Midstream Partners LP	12.7	9.9	2.7	(1.1)	24.2
Capital expenditures	75.3	4.1	1.9	-	81.3

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Six Months Ended June 30, 2019
Revenues and other income	$159.2	$134.0	$53.8	$-	$347.0
Net income (loss)	83.7	81.4	24.5	(3.4)	186.2
Net income (loss) attributable to Hess Midstream Partners LP	16.7	16.6	5.0	(3.4)	34.9
Depreciation expense	36.3	22.3	8.0	-	66.6
Interest expense, net	-	-	-	1.0	1.0
Adjusted EBITDA	120.0	103.7	32.5	(2.4)	253.8
Adjusted EBITDA attributable to Hess Midstream Partners LP	24.0	21.0	6.6	(2.4)	49.2
Capital expenditures	150.8	8.7	(0.3)	-	159.2

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Six Months Ended June 30, 2018
Revenues and other income	$160.4	$121.2	$40.1	$-	$321.7
Net income (loss)	98.7	71.4	16.5	(3.0)	183.6
Net income (loss) attributable to Hess Midstream Partners LP	19.7	14.7	3.4	(3.0)	34.8
Depreciation expense	30.6	21.8	7.8	-	60.2
Interest expense, net	-	-	-	0.7	0.7
Adjusted EBITDA	129.3	93.2	24.3	(2.3)	244.5
Adjusted EBITDA attributable to Hess Midstream Partners LP	25.7	19.1	5.0	(2.3)	47.5
Capital expenditures	108.3	7.4	2.2	-	117.9

Total assets for the reportable segments are as follows:

	June 30, 2019	December 31, 2018
(in millions)
Gathering	$1,579.1	$1,467.7
Processing and Storage	1,016.8	1,008.6
Terminaling and Export	313.3	320.2
Interest and Other	16.7	23.2
Total assets	$2,925.9	$2,819.7

Note 14.  Subsequent Events

On July 25, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.3970 per common and subordinated unit for the quarter ended June 30, 2019, an increase of 15% compared with the quarter ended March 31, 2018. The distribution will be payable on August 13, 2019, to unitholders of record as of the close of business on August 5, 2019.

In July 2019, the operator, Targa Resources Corp., completed construction of LM4 and introduced first gas into the plant.

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

Our assets include a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”) which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal in North Dakota, and a 100% ownership interest in Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota (collectively, the “Contributed Businesses”). Hess Infrastructure Partners owns the remaining 80% economic interest in the Contributed Businesses.

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day (“MMcf/d”) gas processing plant called Little Missouri 4 (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. In July 2019, the operator, Targa Resources Corp., completed construction of LM4 and introduced first gas into the plant. Volumes are expected to ramp up in the second half of 2019.

On March 22, 2019, Hess North Dakota Pipelines LLC, a subsidiary of Gathering Opco, acquired the crude oil and gas gathering assets of Summit Midstream Partners, LP’s Tioga Gathering System for cash consideration of $61.0 million, with the potential for an additional $6.8 million of contingent payments in future periods subject to certain future performance metrics. The purchase price was funded pro rata by the Partnership and Hess Infrastructure Partners, as indirect owners of Hess North Dakota Pipelines LLC.

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

PART I – FINANCIAL INFORMATION (CONT’D)

On April 25, 2019, we announced plans to expand natural gas processing capacity at the TGP by 150 MMcf/d for total processing capacity of 400 MMcf/d. Capital expenditures for the expansion are expected to be approximately $150 million gross, or $30 million attributable to Hess Midstream Partners LP, and the expansion is expected to be in service by mid-2021.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

Second Quarter Results

Significant financial and operating highlights for the second quarter of 2019 included:

•	Net income of $90.9 million, of which $16.8 million is attributable to the Partnership;
•	Net cash provided by operating activities of $148.3 million;
•	Adjusted EBITDA of $125.5 million, of which $24.2 million is attributable to the Partnership;
•	Distributable cash flow of $23.3 million attributable to the Partnership;
•	Cash distribution of $0.3970 per unit, declared on July 25, 2019;
•

Compared with the prior‑year quarter, throughput volumes increased 33% for crude oil gathering, 31% for crude oil terminaling, and 2% for gas gathering driven by Hess’s growing production and capturing additional third-party customer volumes. Gas processing volumes remained flat over the periods due to processing capacity constraints.

For additional information regarding our non‑GAAP financial measures, see “How We Evaluate Our Operations” and “Reconciliation of Non‑GAAP Financial Measures” below.

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

Volumes.  The amount of revenues we generate primarily depends on the volumes of crude oil, natural gas and NGLs that we handle at our gathering, processing, terminaling, and storage facilities. These volumes are affected primarily by the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets, including changes in crude oil prices, which may further affect volumes delivered by Hess. Although Hess has committed to minimum volumes under our commercial agreements described above, our results of operations will be impacted by our ability to:

•	utilize the remaining uncommitted capacity of, or add additional capacity to, our existing assets, and optimize our existing assets;
•	identify and execute expansion projects, and capture incremental throughput volumes from Hess and third parties for these expanded facilities;

PART I – FINANCIAL INFORMATION (CONT’D)

•	increase throughput volumes at our Ramberg Terminal Facility, Tioga Rail Terminal and the Johnson’s Corner Header System by interconnecting with new or existing third‑party gathering pipelines; and
•	increase throughput volumes at our TGP by interconnecting with new or existing third‑party gathering pipelines.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Results of operations for the three months ended June 30, 2019 and 2018 are presented below (in millions, unless otherwise noted).

For the Three Months Ended June 30, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$80.2	$67.5	$25.0	$-	$172.7
Other income	-	-	0.1	-	0.1
Total revenues	80.2	67.5	25.1	-	172.8
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	19.3	15.1	9.2	-	43.6
Depreciation expense	18.9	11.1	4.0	-	34.0
General and administrative expenses	1.3	1.0	0.2	1.2	3.7
Total costs and expenses	39.5	27.2	13.4	1.2	81.3
Income (loss) from operations	40.7	40.3	11.7	(1.2)	91.5
Interest expense, net	-	-	-	0.6	0.6
Net income (loss)	40.7	40.3	11.7	(1.8)	90.9
Less: net income (loss) attributable to noncontrolling interest	32.6	32.3	9.2	-	74.1
Net income (loss) attributable to Hess Midstream Partners LP	$8.1	$8.0	$2.5	$(1.8)	$16.8

Throughput volumes
Gas gathering (MMcf/d)(1)	258				258
Crude oil gathering (MBbl/d)(2)	109				109
Gas processing (MMcf/d)(1)		238			238
Crude oil terminaling (MBbl/d)(2)			123		123
NGL loading (MBbl/d)(2)			15		15

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended June 30, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$81.9	$62.9	$19.7	$-	$164.5
Other income	-	-	0.2	-	0.2
Total revenues	81.9	62.9	19.9	-	164.7
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	16.1	13.4	7.6	-	37.1
Depreciation expense	15.4	10.9	3.9	-	30.2
General and administrative expenses	0.9	0.4	-	1.1	2.4
Total costs and expenses	32.4	24.7	11.5	1.1	69.7
Income (loss) from operations	49.5	38.2	8.4	(1.1)	95.0
Interest expense, net	-	-	-	0.4	0.4
Net Income (loss)	49.5	38.2	8.4	(1.5)	94.6
Less: net income (loss) attributable to noncontrolling interest	39.8	30.5	6.5	-	76.8
Net income (loss) attributable to Hess Midstream Partners LP	$9.7	$7.7	$1.9	$(1.5)	$17.8

Throughput volumes
Gas gathering (MMcf/d)(1)	253				253
Crude oil gathering (MBbl/d)(2)	82				82
Gas processing (MMcf/d)(1)		237			237
Crude oil terminaling (MBbl/d)(2)			94		94
NGL loading (MBbl/d)(2)			15		15
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Minimum volume commitments for 2018 were higher compared to 2019 based on higher historical nominations. While gathering throughput volumes increased in the second quarter of 2019 compared to the second quarter of 2018, we remained below the minimum volume commitment levels in both periods and, as a result, revenues decreased $1.7 million. Operating and maintenance expenses increased $3.2 million primarily attributable to higher maintenance activity and electricity costs due to additional compressors coming online. Depreciation expense increased $3.5 million due to gathering assets acquired from Summit Midstream Partners, LP at the end of the first quarter of 2019 and other new assets being brought into service. The dollar change in administrative expenses was insignificant compared to the same quarter last year.

Processing and Storage

Revenues and other income increased $4.6 million in the second quarter of 2019 compared to the second quarter of 2018, of which $3.5 million is attributable to higher tariff rates. The remaining $1.1 million of the increase is attributable to higher pass-through electricity fees and increased utilization of TGP available capacity. Operating and maintenance expenses increased $1.7 million primarily due to higher maintenance activity and electricity costs. The dollar change in depreciation expense and general and administrative expenses was insignificant compared to the same quarter last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues and other income increased $5.2 million in the second quarter of 2019 compared to the second quarter of 2018, of which $3.3 million is attributable to higher crude oil throughput volumes at our terminals, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. In addition, $2.5 million of the increase is attributable to higher tariff rates in 2019 compared to 2018, and $0.9 million is attributable to higher rail transportation pass‑through revenue. These increases were partially offset by $1.5 million primarily attributable to lower NGL loading shortfall fees. Operating and maintenance expenses increased $1.6 million primarily attributable to higher rail transportation pass-through costs. The dollar change in depreciation expense and general and administrative expenses was insignificant compared to the same quarter last year.

Interest and Other

The change in general and administrative expenses and interest expense, net of interest income, was insignificant for the second quarter of 2019 compared to the second quarter of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Results of operations for the six months ended June 30, 2019 and 2018 are presented below (in millions, unless otherwise noted).

For the Six Months Ended June 30, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$159.2	$133.8	$53.7	$-	$346.7
Other income	-	0.2	0.1	-	0.3
Total revenues	159.2	134.0	53.8	-	347.0
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	36.4	28.2	20.9	-	85.5
Depreciation expense	36.3	22.3	8.0	-	66.6
General and administrative expenses	2.8	2.1	0.4	2.4	7.7
Total costs and expenses	75.5	52.6	29.3	2.4	159.8
Income (loss) from operations	83.7	81.4	24.5	(2.4)	187.2
Interest expense, net	-	-	-	1.0	1.0
Net income (loss)	83.7	81.4	24.5	(3.4)	186.2
Less: net income (loss) attributable to noncontrolling interest	67.0	64.8	19.5	-	151.3
Net income (loss) attributable to Hess Midstream Partners LP	$16.7	$16.6	$5.0	$(3.4)	$34.9

Throughput volumes
Gas gathering (MMcf/d)(1)	253				253
Crude oil gathering (MBbl/d)(2)	110				110
Gas processing (MMcf/d)(1)		237			237
Crude oil terminaling (MBbl/d)(2)			123		123
NGL loading (MBbl/d)(2)			14		14
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Six Months Ended June 30, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$160.4	$121.2	$39.7	$-	$321.3
Other income	-	-	0.4	-	0.4
Total revenues	160.4	121.2	40.1	-	321.7
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	29.3	26.7	15.7	-	71.7
Depreciation expense	30.6	21.8	7.8	-	60.2
General and administrative expenses	1.8	1.3	0.1	2.3	5.5
Total costs and expenses	61.7	49.8	23.6	2.3	137.4
Income (loss) from operations	98.7	71.4	16.5	(2.3)	184.3
Interest expense, net	-	-	-	0.7	0.7
Net income (loss)	98.7	71.4	16.5	(3.0)	183.6
Less: net income (loss) attributable to noncontrolling interest	79.0	56.7	13.1	-	148.8
Net income (loss) attributable to Hess Midstream Partners LP	$19.7	$14.7	$3.4	$(3.0)	$34.8

Throughput volumes
Gas gathering (MMcf/d)(1)	243				243
Crude oil gathering (MBbl/d)(2)	81				81
Gas processing (MMcf/d)(1)		226			226
Crude oil terminaling (MBbl/d)(2)			93		93
NGL loading (MBbl/d)(2)			13		13
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Minimum volume commitments for 2018 were higher compared to 2019 based on higher historical nominations. While gathering throughput volumes increased in the first six months of 2019 compared to the first six months of 2018, we remained below the minimum volume commitment levels in both periods and, as a result, revenues decreased $1.2 million compared to the same period last year. Operating and maintenance expenses increased $7.1 million primarily attributable to higher maintenance activity and electricity costs due to additional compressors coming online. Depreciation expense increased $5.7 million due to gathering assets acquired from Summit Midstream Partners, LP at the end of the first quarter of 2019 and other new assets being brought into service. The dollar change in administrative expenses was insignificant compared to the same period last year.

Processing and Storage

Revenues and other income increased $12.8 million in the first six months of 2019 compared to the first six months of 2018, of which $6.9 million is attributable to higher tariff rates and $5.6 million is attributable to higher volumes, driven by increased utilization of available capacity of TGP. The remaining $0.3 million of the increase is primarily attributable to higher pass-through electricity fees and other income. Operating and maintenance expenses increased $1.5 million primarily due to higher maintenance activity and electricity costs. The dollar change in depreciation expense and general and administrative expenses was insignificant compared to the same period last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues and other income increased $13.7 million in the first six months of 2019 compared to the first six months of 2018, of which $6.6 million is attributable to higher crude oil throughput volumes at our terminals, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us, and $4.9 million is attributable to higher tariff rates in 2019 compared to 2018. In addition, $4.5 million of the increase is attributable to higher rail transportation pass‑through revenue and $0.3 million higher other income.  These increases were partially offset by $2.6 million attributable to lower NGL loading shortfall fees. Operating and maintenance expenses increased $5.2 million primarily attributable to higher rail transportation pass-through costs. The dollar change in depreciation expense and general and administrative expenses was insignificant compared to the same period last year.

Interest and Other

The change in general and administrative expenses and interest expense, net of interest income, was insignificant for the first six months of 2019 compared to the first six months of 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(in millions)
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income:
Net income	$90.9	$94.6	$186.2	$183.6
Plus:
Depreciation expense	34.0	30.2	66.6	60.2
Interest expense, net	0.6	0.4	1.0	0.7
Adjusted EBITDA	125.5	125.2	253.8	244.5
Less:
Adjusted EBITDA attributable to noncontrolling interest	101.3	101.0	204.6	197.0
Adjusted EBITDA attributable to Hess Midstream Partners LP	$24.2	$24.2	$49.2	$47.5
Less:
Cash interest paid, net	0.3	0.1	0.5	0.2
Maintenance capital expenditures	0.6	0.2	0.7	0.2
Distributable cash flow attributable to Hess Midstream Partners LP	$23.3	$23.9	$48.0	$47.1

Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net cash provided by operating activities:
Net cash provided by operating activities	$148.3	$141.5	$274.4	$252.0
Changes in assets and liabilities	(22.8)	(16.2)	(20.4)	(7.3)
Amortization of deferred financing costs	(0.3)	(0.2)	(0.6)	(0.5)
Unit-based compensation	(0.3)	(0.3)	(0.6)	(0.4)
Interest expense, net	0.6	0.4	1.0	0.7
Adjusted EBITDA	125.5	125.2	253.8	244.5
Less:
Adjusted EBITDA attributable to noncontrolling interest	101.3	101.0	204.6	197.0
Adjusted EBITDA attributable to Hess Midstream Partners LP	$24.2	$24.2	$49.2	$47.5
Less:
Cash interest paid, net	0.3	0.1	0.5	0.2
Maintenance capital expenditures	0.6	0.2	0.7	0.2
Distributable cash flow attributable to Hess Midstream Partners LP	$23.3	$23.9	$48.0	$47.1

PART I – FINANCIAL INFORMATION (CONT’D)

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include:

•	cash on hand;
•	cash generated from operations;
•	borrowings under our revolving credit facility;
•	issuances of debt securities; and
•	issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures, debt service requirements, our quarterly cash distribution requirements, future internal growth projects or potential acquisitions.

Our partnership agreement requires that we distribute all of our available cash to unitholders. On July 25, 2019, we declared a quarterly cash distribution of $0.3970 per common and subordinated unit, to be paid on August 13, 2019 to unitholders of record on August 5, 2019.

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

Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to EBITDA (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters (5.0 to 1.0 during the specified period following certain acquisitions). As of June 30, 2019, we were in compliance with all covenants. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions. At June 30, 2019, the credit facility was undrawn.

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $22.4 million for the first six months of 2019 compared to the same period in 2018. The change in operating cash flows resulted from an increase in revenues and other income of $25.3 million and an increase in cash provided by changes in working capital of $13.1 million, offset by an increase in expenses, other than depreciation, amortization and unit‑based compensation, of $16.0 million.

Investing Activities. Cash flows used in investing activities increased $61.2 million for the first six months of 2019 compared to the same period in 2018. The increase in investing cash outflows resulted from our acquisition of Summit Midstream Partners’ Tioga Gathering System for $61.0 million, net of cash acquired, and an increase in payments for capital expenditures of $18.5 million, partially offset by lower payments for our investment in the LM4 joint venture of $18.3 million.

Financing Activities. Cash flows used in financing activities decreased $24.1 million for the first six months of 2019 compared to the same period in 2018 due to higher contributions from Hess Infrastructure Partners of $33.1 million primarily related to funding of the Summit Midstream Partners’ Tioga Gathering System acquisition, offset by increased distributions of $9.0 million.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Six Months Ended
	June 30,
	2019	2018
(in millions)
Maintenance	$1.8	$3.2
Expansion	89.6	114.7
Total capital expenditures	91.4	117.9
(Increase) decrease in accrued liabilities	24.0	(21.0)
Additions to property, plant and equipment	$115.4	$96.9

Capital expenditures in 2019 are primarily attributable to expansion of our gathering system and compression capacity to support Hess and third‑party growth. Additionally, in the first six months of 2019, we acquired the crude oil and gas gathering assets of Summit Midstream Partners’ Tioga Gathering System for cash consideration of $61.0 million, with the potential for an additional $6.8 million of contingent payments in future periods subject to certain future performance metrics.

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

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of June 30, 2019, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of June 30, 2019.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Date:  August 7, 2019