Form 10-Q
period 2019-09-30
Hess Midstream Partners LP
filed 2019-11-07
CIK 1619739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2019

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

At September 30, 2019, the registrant had 27,345,309 common units and 27,279,654 subordinated units outstanding.

HESS MIDSTREAM PARTNERS LP

FORM 10-Q

PART I—FINANCIAL INFORMATION

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements
	September 30,	December 31,
	2019	2018
(in millions, except unit amounts)	(unaudited)
Assets
Cash and cash equivalents	$3.5	$20.3
Accounts receivable—affiliate:
From contracts with customers	68.2	62.2
Other receivables	0.1	0.8
Other current assets	7.4	2.8
Total current assets	79.2	86.1
Equity investments	100.8	67.3
Property, plant and equipment, net	2,823.1	2,664.1
Other noncurrent assets	2.2	2.2
Total assets	$3,005.3	$2,819.7
Liabilities
Accounts payable—trade	$17.7	$15.3
Accounts payable—affiliate	47.6	15.8
Accrued liabilities	54.5	64.5
Other current liabilities	6.6	6.8
Total current liabilities	126.4	102.4
Long-term debt	11.0	-
Other noncurrent liabilities	10.9	6.4
Total liabilities	148.3	108.8
Partners' capital
Common unitholders—public (17,062,655 and 17,014,377 units issued and outstanding as of September 30, 2019 and December 31, 2018)	354.2	357.1
Common unitholders—affiliate (10,282,654 units issued and outstanding as of September 30, 2019 and December 31, 2018)	37.5	39.5
Subordinated unitholders—affiliate (27,279,654 units issued and outstanding as of September 30, 2019 and December 31, 2018)	99.2	105.3
General partner	15.5	14.9
Total Hess Midstream Partners LP partners' capital	506.4	516.8
Noncontrolling interest	2,350.6	2,194.1
Total partners' capital	2,857.0	2,710.9
Total liabilities and partners' capital	$3,005.3	$2,819.7

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in millions, except per unit amounts)
Revenues
Affiliate services	$195.4	$169.3	$542.1	$490.6
Other income	-	0.2	0.3	0.6
Total revenues	195.4	169.5	542.4	491.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	56.5	39.4	142.0	111.1
Depreciation expense	34.5	30.6	101.1	90.8
General and administrative expenses	3.9	2.4	11.6	7.9
Total costs and expenses	94.9	72.4	254.7	209.8
Income from operations	100.5	97.1	287.7	281.4
Earnings from equity investments	0.5	-	0.5	-
Interest expense, net	0.6	0.3	1.6	1.0
Net income	100.4	96.8	286.6	280.4
Less: Net income attributable to noncontrolling interest	81.3	78.0	232.6	226.8
Net income attributable to Hess Midstream Partners LP	19.1	18.8	54.0	53.6
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	1.3	0.5	3.1	1.2
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$17.8	$18.3	$50.9	$52.4

Net income attributable to Hess Midstream Partners LP per limited partner unit (basic and diluted):
Common	$0.33	$0.34	$0.93	$0.96
Subordinated	$0.33	$0.34	$0.93	$0.96
Weighted average limited partner units outstanding:
Basic:
Common	27.3	27.3	27.3	27.3
Subordinated	27.3	27.3	27.3	27.3
Diluted:
Common	27.5	27.4	27.5	27.4
Subordinated	27.3	27.3	27.3	27.3

 See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2018	$357.1	$39.5	$105.3	$14.9	$2,194.1	$2,710.9
Net income	5.3	3.4	8.6	0.8	77.2	95.3
Unit-based compensation	0.3	-	-	-	-	0.3
Distributions to unitholders - $0.3701 per unit	(6.3)	(3.8)	(10.1)	-	-	(20.2)
Distributions to general partner	-	-	-	(0.6)	-	(0.6)
Distributions to noncontrolling interest	-	-	-	-	(57.1)	(57.1)
Contributions from noncontrolling interest	-	-	-	-	55.5	55.5
Balance at March 31, 2019	$356.4	$39.1	$103.8	$15.1	$2,269.7	$2,784.1
Net income	4.9	3.0	7.9	1.0	74.1	90.9
Unit-based compensation	0.3	-	-	-	-	0.3
Distributions to unitholders - $0.3833 per unit	(6.5)	(4.0)	(10.5)	-	-	(21.0)
Distributions to general partner	-	-	-	(0.8)	-	(0.8)
Distributions to noncontrolling interest	-	-	-	-	(49.0)	(49.0)
Contributions from noncontrolling interest	-	-	-	-	12.8	12.8
Balance at June 30, 2019	$355.1	$38.1	$101.2	$15.3	$2,307.6	$2,817.3
Net income	$5.5	$3.4	$8.9	$1.3	$81.3	100.4
Unit-based compensation	0.5	-	-	-	-	0.5
Distributions to unitholders - $0.3970 per unit	(6.9)	(4.0)	(10.9)	-	-	(21.8)
Distributions to general partner	-	-	-	(1.1)	-	(1.1)
Distributions to noncontrolling interest	-	-	-	-	(46.3)	(46.3)
Contributions from noncontrolling interest	-	-	-	-	8.0	8.0
Balance at September 30, 2019	$354.2	$37.5	$99.2	$15.5	$2,350.6	$2,857.0

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Partners' Capital
	Limited Partners
	Common Unitholders Public	Common Unitholders Affiliate	Subordinated Unitholders Affiliate	General Partner	Noncontrolling Interest	Total
(in millions)
Balance at December 31, 2017	$357.7	$40.5	$107.8	$14.8	$2,034.5	$2,555.3
Net income	5.2	3.2	8.3	0.3	72.0	89.0
Unit-based compensation	0.1	-	-	-	-	0.1
Distributions to unitholders - $0.3218 per unit	(5.4)	(3.3)	(8.8)	-	-	(17.5)
Distributions to general partner	-	-	-	(0.4)	-	(0.4)
Distributions to noncontrolling interest	-	-	-	-	(61.7)	(61.7)
Contribution from noncontrolling interest	-	-	-	-	20.6	20.6
Balance at March 31, 2018	$357.6	$40.4	$107.3	$14.7	$2,065.4	$2,585.4
Net income	5.4	3.3	8.7	0.4	76.8	94.6
Unit-based compensation	0.3	-	-	-	-	0.3
Distributions to unitholders - $0.3333 per unit	(5.7)	(3.4)	(9.1)	-	-	(18.2)
Distributions to general partner	-	-	-	(0.4)	-	(0.4)
Distributions to noncontrolling interest	-	-	-	-	(41.5)	(41.5)
Contribution from noncontrolling interest	-	-	-	-	14.6	14.6
Balance at June 30, 2018	$357.6	$40.3	$106.9	$14.7	$2,115.3	$2,634.8
Net income	5.7	3.4	9.2	0.5	78.0	96.8
Unit-based compensation	0.3	-	-	-	-	0.3
Distributions to unitholders - $0.3452 per unit	(6.0)	(3.5)	(9.5)	-	-	(19.0)
Distributions to general partner	-	-	-	(0.3)		(0.3)
Distributions to noncontrolling interest	-	-	-	-	(46.0)	(46.0)
Contribution from noncontrolling interest	-	-	-	-	21.0	21.0
Balance at September 30, 2018	$357.6	$40.2	$106.6	$14.9	$2,168.3	$2,687.6

See accompanying notes to unaudited consolidated financial statements.

PART I—FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
(in millions)
Cash flows from operating activities
Net income	$286.6	$280.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	101.1	90.8
Amortization of deferred financing costs	0.9	0.8
Unit-based compensation expense	1.1	0.7
Earnings from equity investments	(0.5)	-
Changes in assets and liabilities:
Accounts receivable – affiliate	(5.2)	(5.7)
Other current and noncurrent assets	(5.0)	(0.7)
Accounts payable – trade	2.2	0.6
Accounts payable – affiliate	4.3	0.8
Accrued liabilities	9.2	2.5
Other current and noncurrent liabilities	(2.5)	(2.8)
Net cash provided by (used in) operating activities	392.2	367.4
Cash flows from investing activities
Acquisitions from third parties, net of cash acquired	(61.0)	-
Payments for equity investments	(33.0)	(67.3)
Additions to property, plant and equipment	(184.4)	(163.9)
Net cash provided by (used in) investing activities	(278.4)	(231.2)
Cash flows from financing activities
Proceeds from (repayments of) bank borrowings - revolver	11.0	-
Distributions to unitholders	(63.0)	(54.7)
Distributions to general partner	(2.5)	(1.1)
Distributions to noncontrolling interest	(152.4)	(149.2)
Contributions from noncontrolling interest	76.3	56.2
Net cash provided by (used in) financing activities	(130.6)	(148.8)
Increase (decrease) in cash and cash equivalents	(16.8)	(12.6)
Cash and cash equivalents, beginning of period	20.3	47.2
Cash and cash equivalents, end of period	$3.5	$34.6

See accompanying notes to unaudited consolidated financial statements.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Description of Business

Hess Midstream Partners LP (the “Partnership” or “HESM”) is a fee‑based, growth-oriented traditional master limited partnership formed by Hess Infrastructure Partners LP (“Hess Infrastructure Partners” or “HIP”), a midstream joint venture with a 50% ownership interest held by affiliates of Hess Corporation (collectively “Hess”) and a 50% ownership interest held by GIP II Blue Holding Partnership LP (“GIP”), to own, operate, develop and acquire a diverse set of midstream assets to provide services to Hess and third‑party customers.

Our assets include a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”) which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal in North Dakota, and a 100% ownership interest in Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota (collectively, the “Joint Interest Assets”). Hess Infrastructure Partners owns the remaining 80% economic interest in the Joint Interest Assets.

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. (“Targa”) to construct a new 200 million standard cubic feet per day gas processing plant called Little Missouri 4 (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. LM4 was placed into service in the third quarter of 2019. Targa is the operator of the plant.

On March 22, 2019, Hess North Dakota Pipelines LLC, a subsidiary of Gathering Opco, acquired the crude oil and gas gathering assets of Summit Midstream Partners, LP’s Tioga Gathering System. See Note 3, Acquisitions.

On October 4, 2019, we announced a proposed transaction, including acquisition of HIP, incentive distribution rights simplification and conversion to an “Up-C” corporate structure. See Note 14, Subsequent Events.

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

Note 2.  Basis of Presentation

Presentation.  The consolidated financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2019 and December 31, 2018, the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and consolidated cash flows for the nine months ended September 30, 2019 and 2018. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidation.  We consolidate the activities of Gathering Opco, HTGP Opco and Logistics Opco, which qualify as variable interest entities (“VIE”) under U.S. GAAP. We have concluded that we are the primary beneficiary of each VIE, as defined in the accounting standards, since we have the power through our general partner interests to direct those activities that most significantly impact the economic performance of the Joint Interest Assets and have a right to receive benefits and an obligation to absorb losses that could potentially be significant. All financial statement activities associated with VIEs are captured within gathering, processing and storage, and terminaling and export segments (see Note 13, Segments). We reflect a noncontrolling interest representing the retained limited partner interest owned by Hess Infrastructure Partners in the Joint Interest Assets in the consolidated financial statements of the Partnership. All intercompany transactions and balances within the Partnership have been eliminated.

Equity Investments. We account for our investment in LM4 under the equity method of accounting, as we do not control, but have a significant influence over, its operations. Through September 30, 2019, we have contributed $100.3 million of cash for our gross interest in LM4. We do not have a basis difference between the amount at which the investment is carried and the amount of underlying equity in net assets of the investee.

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

As of September 30, 2019, we had $0.8 million of operating lease right-of-use assets included within other noncurrent assets on our consolidated balance sheet. Operating lease liabilities were $0.2 million and $0.6 million included within other current liabilities and other noncurrent liabilities, respectively, on our consolidated balance sheet. As of September 30, 2019, we did not have any finance leases.

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

For the three and nine months ended September 30, 2019 and 2018, approximately 100% of our revenues were attributable to our fee‑based commercial agreements with Hess, including revenues from third‑party volumes contracted with Hess and delivered to us under these agreements. We retain control of our assets and the flow of volumes based on available capacity within our integrated gathering, processing and terminaling systems. Together with Hess, we are pursuing strategic relationships with third‑party producers and other midstream companies with operations in the Bakken in order to maximize our utilization rates.

During the three and nine months ended September 30, 2019, we earned $3.0 million and $6.5 million, respectively, of minimum volume shortfall fee payments, compared with $11.5 million and $40.9 million for the three and nine months ended September 30, 2018, respectively. In addition, during the three and nine months ended September 30, 2019, we recognized, as part of affiliate revenues, $12.0 million and $24.1million, respectively, of reimbursements from Hess related to third‑party rail transportation costs, compared with $4.5 million and $12.1 million for the three and nine months ended September 30, 2018, respectively. Finally, during the three and nine months ended September 30, 2019, we recognized, as part of affiliate revenues, $8.3 million and $23.2 million, respectively, of reimbursements from Hess related to electricity fees, compared with $6.7 million and $20.1 million for the three and nine months ended September 30, 2018, respectively. The related third-party transportation costs and electricity fees were included in Operating and maintenance expenses in the accompanying unaudited consolidated statements of operations.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Omnibus and Employee Secondment Agreements

Under our omnibus and employee secondment agreements, Hess provides substantial operational and administrative services to us in support of our assets and operations. For the three and nine months ended September 30, 2019 and 2018, we had the following charges from Hess. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the fundamental nature of the services being performed for our operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in millions)
Operating and maintenance expenses	$12.4	$11.7	$33.8	$34.6
General and administrative expenses	2.9	1.7	8.2	4.9
Total	$15.3	$13.4	$42.0	$39.5

LM4 Agreements

Separately from our commercial agreements with Hess, effective January 24, 2018, we entered into a gas processing agreement with LM4 under which we deliver natural gas to LM4, and LM4 processes and redelivers certain volumes of residue gas and NGLs resulting from such processing services. The agreement has a 16-year initial term, after which it is automatically renewed for subsequent one-year terms unless terminated by either party. Under this agreement, we pay a processing fee per Mcf of natural gas and reimburse LM4 for our proportionate share of electricity costs. We are entitled to 50% of the available processing capacity of the LM4 gas processing plant. Should Targa not use all of the remaining processing capacity at the plant on any day, such unutilized portion of the available capacity will be available for our use. Regardless of the actual portion of the plant available capacity utilized by each joint venture member during a given period, under the LM4 amended and restated limited liability company agreement, profits and losses of the LM4 joint venture are allocated 50/50 between Targa and us. LM4 was placed in service in the third quarter of 2019.

During the three months ended September 30, 2019, we incurred $0.9 million of expenses under the LM4 gas processing agreement, which are included in Operating and maintenance expenses in the accompanying consolidated statements of operations. In addition, during the three months ended September 30, 2019, we recognized $0.5 million of earnings from equity investments, as presented in our accompanying consolidated statements of operations.

Contribution Agreement

Under our contribution, conveyance and assumption agreement, Hess Infrastructure Partners agreed to bear the cost of certain maintenance capital projects associated with the Joint Interest Assets. During the nine months ended September 30, 2019, Hess Infrastructure Partners contributed $0.4 million to us related to the reimbursement for those maintenance capital projects (2018: $2.4 million). This provision of the agreement expired in April 2019, the second anniversary of the Partnership’s IPO.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.  Property, Plant and Equipment

Property, plant and equipment, at cost, is as follows:

	Estimated useful lives	September 30, 2019	December 31, 2018
(in millions, except for number of years)
Gathering assets
Pipelines	22 years	$1,165.3	$1,003.9
Compressors, pumping stations and terminals	22 to 25 years	654.3	557.5
Gas plant assets
Pipelines, pipes and valves	22 to 25 years	460.0	460.0
Equipment	12 to 30 years	428.2	428.2
Buildings	35 years	182.3	182.3
Processing and fractionation facilities	25 years	188.2	185.5
Logistics facilities and railcars	20 to 25 years	385.5	385.8
Storage facilities	20 to 25 years	19.5	19.5
Other	20 to 25 years	10.7	10.7
Construction-in-progress	N/A	156.6	157.3
Total property, plant and equipment, at cost		3,650.6	3,390.7
Accumulated depreciation		(827.5)	(726.6)
Property, plant and equipment, net		$2,823.1	$2,664.1

Note 6.  Accrued Liabilities

Accrued liabilities are as follows:

	September 30, 2019	December 31, 2018
(in millions)
Accrued capital expenditures	$32.7	$51.9
Other accruals	21.8	12.6
Total	$54.5	$64.5

Note 7.  Debt and Interest Expense

Revolving Credit Facility

On March 15, 2017, we entered into a four‑year, $300.0 million senior secured revolving credit facility that became available to us upon the closing of the IPO on April 10, 2017. Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to EBITDA (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters. As of September 30, 2019, we were in compliance with all covenants. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions. At September 30, 2019, borrowings of $11.0 million were drawn under this facility, for which the carrying value approximated fair value.

On October 4, 2019, we announced that, in conjunction with the proposed transaction, including acquisition of HIP, incentive distribution rights simplification and conversion into an “Up-C” corporate structure, HIP’s credit facilities will be retired, and HESM will assume approximately $800 million principal amount of HIP’s outstanding senior notes in exchange for the issuance of up to $800 million aggregate principal amount of newly issued HESM senior notes. In addition, HESM expects to incur additional borrowings of approximately $960 million, resulting in expected total debt of $1.77 billion at the close of the transaction. See Note 14, Subsequent Events.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Distributions

Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date. The following table details the distributions declared and/or paid for the periods presented:

Period	Record Date	Distribution Date	Distribution per Common and Subordinated Unit
First Quarter 2018	May 4, 2018	May 14, 2018	$0.3333
Second Quarter 2018	August 2, 2018	August 13, 2018	$0.3452
Third Quarter 2018	November 5, 2018	November 13, 2018	$0.3575
Fourth Quarter 2018	February 4, 2019	February 13, 2019	$0.3701
First Quarter 2019	May 3, 2019	May 14, 2019	$0.3833
Second Quarter 2019	August 5, 2019	August 13, 2019	$0.3970
Third Quarter 2019(1)	November 4, 2019	November 13, 2019	$0.4112

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

Unit‑based award activity for the nine months ended September 30, 2019 was as follows:

		Weighted Average
		Award Date
	Number of Units	Fair Value
Outstanding and unvested units at December 31, 2018	114,237	$21.06
Granted	74,528	22.76
Forfeited	(290)	23.00
Vested	(48,278)	21.15
Outstanding and unvested units at September 30, 2019	140,197	$21.93

As of September 30, 2019, $2.2 million of compensation cost related to unvested phantom units awarded under the LTIP remains to be recognized over an expected weighted‑average period of 1.9 years.

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

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the Partnership’s calculation of net income per limited partner unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per unit amounts)	2019	2018	2019	2018
Net income	$100.4	$96.8	$286.6	$280.4
Less: Net income attributable to noncontrolling interest	81.3	78.0	232.6	226.8
Net income attributable to Hess Midstream Partners LP	19.1	18.8	54.0	53.6
Less: General partner's interest in net income attributable to Hess Midstream Partners LP	1.3	0.5	3.1	1.2
Limited partners' interest in net income attributable to Hess Midstream Partners LP	$17.8	$18.3	$50.9	$52.4
Common unitholders' interest in net income attributable to Hess Midstream Partners LP	$8.9	$9.2	$25.4	$26.2
Subordinated unitholders' interest in net income attributable to Hess Midstream Partners LP	$8.9	$9.1	$25.3	$26.2
Net income attributable to Hess Midstream Partners LP per limited partner unit:
Common (basic and diluted)	$0.33	$0.34	$0.93	$0.96
Subordinated (basic and diluted)	$0.33	$0.34	$0.93	$0.96
Weighted average number of limited partner units outstanding:
Basic:
Common	27.3	27.3	27.3	27.3
Subordinated	27.3	27.3	27.3	27.3
Diluted:
Common	27.5	27.4	27.5	27.4
Subordinated	27.3	27.3	27.3	27.3

Note 11.  Concentration of Credit Risk

Hess represented approximately 100% of our total revenues and accounts receivable for the three and nine months ended September 30, 2019 and 2018.

Note 12.  Commitments and Contingencies

Environmental Contingencies

The Partnership is subject to federal, state and local laws and regulations relating to the environment. As of September 30, 2019, our reserves for estimated remediation liabilities included in Accrued liabilities and Other noncurrent liabilities were $0.1 million and $2.8 million, respectively, compared with $0.6 million and $2.0 million, respectively, as of December 31, 2018.

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

As of September 30, 2019 and December 31, 2018, we did not have material accrued liabilities for legal contingencies.  Based on currently available information, we believe it is remote that the outcome of known matters would have a material adverse impact on our financial condition, results of operations or cash flows.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Lease Obligations

From time to time, we enter into certain lease contracts in connection with ongoing business activities. As of September 30, 2019, we have future minimum lease payments of $0.2 million for the year ended December 31, 2019, and $0.6 million of minimum lease payments for the years thereafter.

Note 13.  Segments

Our operations are located in the United States and are organized into three reportable segments: (1) gathering, (2) processing and storage and (3) terminaling and export. Our reportable segments comprise the structure used by our Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance. These segments are strategic business units with differing products and services. Our CODM evaluates the segments’ operating performance based on multiple measures including Adjusted EBITDA, defined as net income (loss) before net interest expense, income tax (benefit), depreciation and amortization and our proportional share of depreciation of equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as other income and other non-cash, non‑recurring items, if applicable.

The following tables reflect certain financial data for each reportable segment:

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended September 30, 2019
Revenues and other income	$86.4	$74.0	$35.0	$-	$195.4
Net income (loss)	44.9	42.8	14.3	(1.6)	100.4
Net income (loss) attributable to Hess Midstream Partners LP	9.1	8.8	2.8	(1.6)	19.1
Depreciation expense	19.3	11.2	4.0	-	34.5
Proportional share of equity affiliates' depreciation	-	0.5	-	-	0.5
Interest expense, net	-	-	-	0.6	0.6
Adjusted EBITDA	64.2	54.5	18.3	(1.0)	136.0
Adjusted EBITDA attributable to Hess Midstream Partners LP	13.0	11.0	3.6	(1.0)	26.6
Capital expenditures	85.9	15.0	0.4	-	101.3
	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Three Months Ended September 30, 2018
Revenues and other income	$82.6	$65.2	$21.7	$-	$169.5
Net income (loss)	49.9	39.6	8.3	(1.0)	96.8
Net income (loss) attributable to Hess Midstream Partners LP	10.1	8.1	1.6	(1.0)	18.8
Depreciation expense	15.6	11.0	4.0	-	30.6
Interest expense, net	-	-	-	0.3	0.3
Adjusted EBITDA	65.5	50.6	12.3	(0.7)	127.7
Adjusted EBITDA attributable to Hess Midstream Partners LP	13.2	10.3	2.4	(0.7)	25.2
Capital expenditures	79.4	0.5	1.1	-	81.0

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Nine Months Ended September 30, 2019
Revenues and other income	$245.6	$208.0	$88.8	$-	$542.4
Net income (loss)	128.6	124.2	38.8	(5.0)	286.6
Net income (loss) attributable to Hess Midstream Partners LP	25.8	25.4	7.8	(5.0)	54.0
Depreciation expense	55.6	33.5	12.0	-	101.1
Proportional share of equity affiliates' depreciation	-	0.5	-	-	0.5
Interest expense, net	-	-	-	1.6	1.6
Adjusted EBITDA	184.2	158.2	50.8	(3.4)	389.8
Adjusted EBITDA attributable to Hess Midstream Partners LP	37.0	32.0	10.2	(3.4)	75.8
Capital expenditures	236.7	23.7	0.1	-	260.5

	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
(in millions)
For the Nine Months Ended September 30, 2018
Revenues and other income	$243.0	$186.4	$61.8	$-	$491.2
Net income (loss)	148.6	111.0	24.8	(4.0)	280.4
Net income (loss) attributable to Hess Midstream Partners LP	29.8	22.8	5.0	(4.0)	53.6
Depreciation expense	46.2	32.8	11.8	-	90.8
Interest expense, net	-	-	-	1.0	1.0
Adjusted EBITDA	194.8	143.8	36.6	(3.0)	372.2
Adjusted EBITDA attributable to Hess Midstream Partners LP	38.9	29.4	7.4	(3.0)	72.7
Capital expenditures	187.7	7.9	3.3	-	198.9

Total assets for the reportable segments are as follows:

	September 30, 2019	December 31, 2018
(in millions)
Gathering	$1,649.4	$1,467.7
Processing and Storage	1,037.9	1,008.6
Terminaling and Export	312.9	320.2
Interest and Other	5.1	23.2
Total assets	$3,005.3	$2,819.7

Note 14.  Subsequent Events

On October 24, 2019, the board of directors of our general partner declared a quarterly cash distribution of $0.4112 per common and subordinated unit for the quarter ended September 30, 2019, an increase of 15% compared with the quarter ended September 30, 2018. The distribution will be payable on November 13, 2019, to unitholders of record as of the close of business on November 4, 2019.

PART I – FINANCIAL INFORMATION (CONT’D)

HESS MIDSTREAM PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On October 4, 2019, HESM announced execution of a definitive agreement to acquire HIP, including HIP’s 80% interest in the Joint Interest Assets, and 100% interest in HIP’s water services business, and outstanding economic general partner interest and incentive distribution rights in HESM. As consideration for the contribution of Hess and GIP’s ownership interests in HIP, HESM will assume approximately $1.15 billion of HIP’s existing debt, will issue approximately 230 million limited partner units in HESM and pay a cash consideration of approximately $550 million to Hess and GIP, collectively.

Under the proposed transaction, HESM’s organizational structure will be converted into an “Up-C” structure in which incentive distribution right payments to sponsors are eliminated. Public unitholders will receive newly issued securities in a new public entity to be named “Hess Midstream LP” that will be taxed as a corporation for U.S. federal and state income tax purposes. In connection with the proposed transaction, HESM will own 100% of the underlying assets and be consolidated under Hess Midstream LP. HESM’s existing public unitholders will receive one class A share representing a limited partner interest in Hess Midstream LP for each HESM common unit they own. Hess and GIP’s ownership will be primarily through class B units of HESM that are exchangeable into class A shares of Hess Midstream LP on a one-for-one basis. Following the transaction, public shareholders will own 6% of the consolidated entity and Hess and GIP will each own 47% of the consolidated entity on an as-exchanged basis.

In conjunction with the proposed transaction, approximately $355 million in existing borrowings under HIP’s credit facilities will be retired and HESM will assume approximately $800 million principal amount of HIP’s outstanding senior notes in exchange for the issuance of up to $800 million aggregate principal amount of newly issued HESM senior notes. On October 4, 2019, HESM commenced the offer to exchange HIP notes for new notes to be issued by HESM and, on October 21, 2019, HESM announced that 99.32% of the aggregate principal amount of HIP’s notes have been validly tendered and not validly withdrawn pursuant to the exchange offer as of the early tender date. HESM expects to pay a consent payment of approximately $2.0 million on the settlement date. In addition, HESM expects to incur additional borrowings of approximately $960 million, resulting in expected total debt of $1.77 billion at the close of the transaction.

The proposed transaction has been unanimously approved by the HESM Board and by a conflicts committee of the HESM Board comprised of independent directors. The transaction is expected to close in the fourth quarter of 2019, subject to customary closing conditions and receipt of regulatory approvals. The transaction is expected to be treated for accounting purposes as a reorganization of entities under common control and recorded at the historical carrying values of the assets, liabilities and equity interests of the parties to the transaction. Furthermore, following the closing of the transaction, historical financial statements of HESM will be retrospectively recast to include the historical results of HIP.

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

Unless the context otherwise requires, references in this report to (i) “we,” “us,” “our” or like terms, refer to Hess Midstream Partners LP and its subsidiaries (the “Partnership” or “HESM”); (ii) “our general partner” refers to Hess Midstream Partners GP LP; (iii) “Hess” refers collectively to Hess Corporation and its subsidiaries, other than us, our subsidiaries and our general partner; (iv) “GIP” refers to GIP II Blue Holding Partnership, L.P., which owns interests in us and in Hess Infrastructure Partners, which in turn indirectly owns our general partner, and the funds managed by Global Infrastructure Management, LLC, and such funds’ subsidiaries and affiliates, that hold interests in GIP II Blue Holding Partnership, L.P.; (v) “Hess Infrastructure Partners”, “HIP” or “parent” refers to Hess Infrastructure Partners LP, a midstream joint venture between Hess and GIP that, directly or indirectly, holds all of the interests in our general partner, and its subsidiaries, other than us and our subsidiaries.

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

Our assets include a 20% controlling economic interest in each of (i) Hess North Dakota Pipelines Operations LP (“Gathering Opco”), which owns crude oil and natural gas gathering pipelines and compressor stations in North Dakota, (ii) Hess TGP Operations LP (“HTGP Opco”) which owns the Tioga Gas Plant (“TGP”), a natural gas processing and fractionation plant, including a residue gas pipeline in North Dakota, and (iii) Hess North Dakota Export Logistics Operations LP (“Logistics Opco”), which owns a crude oil and natural gas liquids (“NGL”) rail loading facility, crude oil rail cars and a crude oil pipeline and truck receipt terminal in North Dakota, and a 100% ownership interest in Hess Mentor Storage Holdings LLC (“Mentor Storage Terminal”), which owns a propane storage cavern and related rail and truck loading and unloading and storage terminal in Minnesota (collectively, the “Joint Interest Assets”). Hess Infrastructure Partners owns the remaining 80% economic interest in the Joint Interest Assets.

On January 25, 2018, we entered into a 50/50 joint venture with Targa Resources Corp. to construct a new 200 million standard cubic feet per day (“MMcf/d”) gas processing plant called Little Missouri 4 (“LM4”). Our 50% interest in the joint venture is held through HTGP Opco, in which we own a 20% controlling economic interest and Hess Infrastructure Partners owns the remaining 80% economic interest. LM4 was placed in service in the third quarter of 2019. Targa is the operator of the plant.

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

PART I – FINANCIAL INFORMATION (CONT’D)

On April 25, 2019, we announced plans to expand natural gas processing capacity at TGP by 150 MMcf/d for total processing capacity of 400 MMcf/d for expected capital expenditures of approximately $150 million gross, or $30 million attributable to Hess Midstream Partners LP, to be in service by mid-2021.

On October 4, 2019, HESM announced execution of a definitive agreement to acquire HIP, including HIP’s 80% interest in the Joint Interest Assets, and 100% interest in HIP’s water services business, and outstanding economic general partner interest and incentive distribution rights in HESM. As consideration for the contribution of Hess and GIP’s ownership interests in HIP, HESM will assume approximately $1.15 billion of HIP’s existing debt, will issue approximately 230 million limited partner units in HESM and pay a cash consideration of approximately $550 million to Hess and GIP, collectively.

Under the proposed transaction, HESM’s organizational structure will be converted into an “Up-C” structure in which incentive distribution right payments to sponsors are eliminated. Public unitholders will receive newly issued securities in a new public entity to be named “Hess Midstream LP” that will be taxed as a corporation for U.S. federal and state income tax purposes. In connection with the proposed transaction, HESM will own 100% of the underlying assets and be consolidated under Hess Midstream LP. HESM’s existing public unitholders will receive one class A share representing a limited partner interest in Hess Midstream LP for each HESM common unit they own. Hess and GIP’s ownership will be primarily through class B units of HESM that are exchangeable into class A shares of Hess Midstream LP on a one-for-one basis. Following the transaction, public shareholders will own 6% of the consolidated entity and Hess and GIP will each own 47% of the consolidated entity on an as-exchanged basis.

In conjunction with the proposed transaction, approximately $355 million in existing borrowings under HIP’s credit facilities will be retired and HESM will assume approximately $800 million principal amount of HIP’s outstanding senior notes in exchange for the issuance of up to $800 million aggregate principal amount of newly issued HESM senior notes. On October 4, 2019, HESM commenced the offer to exchange HIP notes for new notes to be issued by HESM and, on October 21, 2019, HESM announced that 99.32% of the aggregate principal amount of HIP’s notes have been validly tendered and not validly withdrawn pursuant to the exchange offer as of the early tender date. HESM expects to pay a consent payment of approximately $2.0 million on the settlement date. In addition, HESM expects to incur additional borrowings of approximately $960 million, resulting in expected total debt of $1.77 billion at the close of the transaction.

The proposed transaction has been unanimously approved by the HESM Board and by a conflicts committee of the HESM Board comprised of independent directors. The transaction is expected to close in the fourth quarter of 2019, subject to customary closing conditions and receipt of regulatory approvals. The transaction is expected to be treated for accounting purposes as a reorganization of entities under common control and recorded at the historical carrying values of the assets, liabilities and equity interests of the parties to the transaction. Furthermore, following the closing of the transaction, historical financial statements of HESM will be retrospectively recast to include the historical results of HIP.

Our assets and operations are organized into the following three reportable segments: (1) gathering (2) processing and storage and (3) terminaling and export.

Third Quarter Results

Significant financial and operating highlights for the third quarter of 2019 included:

•	Net income of $100.4 million, of which $19.1 million is attributable to the Partnership;
•	Net cash provided by operating activities of $126.5 million;
•	Adjusted EBITDA of $136.0 million, of which $26.6 million is attributable to the Partnership;
•	Distributable cash flow of $25.7 million attributable to the Partnership;
•	Cash distribution of $0.4112 per unit, declared on October 24, 2019;
•	Little Missouri 4 gas processing plant placed in service;
•

Compared with the prior‑year quarter, throughput volumes increased 34% for crude oil gathering, 31% for crude oil terminaling, 8% for gas gathering, and 7% for gas processing driven by Hess’s growing production and ramp-up of the Little Missouri 4 gas processing plant.

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

Volumes.  The amount of revenues we generate primarily depends on the volumes of crude oil, natural gas and NGLs that we handle at our gathering, processing, terminaling, and storage facilities. These volumes are affected primarily by the supply of and demand for crude oil, natural gas and NGLs in the markets served directly or indirectly by our assets, including changes in crude oil prices, which may further affect volumes delivered by Hess. Although Hess has committed to minimum volumes under our commercial agreements described above, our results of operations will be impacted by our ability to:

•	utilize the remaining uncommitted capacity of, or add additional capacity to, our existing assets, and optimize our existing assets;
•	identify and execute expansion projects, and capture incremental throughput volumes from Hess and third parties for these expanded facilities;
•	increase throughput volumes at our Ramberg Terminal Facility, Tioga Rail Terminal and the Johnson’s Corner Header System by interconnecting with new or existing third‑party gathering pipelines; and
•	increase throughput volumes at TGP by interconnecting with new or existing third‑party gathering pipelines.

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

Adjusted EBITDA and Distributable Cash Flow.  We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and our proportional share of depreciation of our equity affiliates, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance, such as other income and other non‑cash, non‑recurring items, if applicable. We define Adjusted EBITDA attributable to Hess Midstream Partners LP as Adjusted EBITDA less Adjusted EBITDA attributable to Hess Infrastructure Partners’ retained interests in our joint interest assets. We use distributable cash flow to analyze our liquidity and performance. We define distributable cash flow as Adjusted EBITDA attributable to Hess Midstream Partners LP less cash paid for interest and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances.

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

PART I – FINANCIAL INFORMATION (CONT’D)

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Results of operations for the three months ended September 30, 2019 and 2018 are presented below (in millions, unless otherwise noted).

For the Three Months Ended September 30, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$86.4	$74.0	$35.0	$-	$195.4
Total revenues	86.4	74.0	35.0	-	195.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	20.7	19.3	16.5	-	56.5
Depreciation expense	19.3	11.2	4.0	-	34.5
General and administrative expenses	1.5	1.2	0.2	1.0	3.9
Total costs and expenses	41.5	31.7	20.7	1.0	94.9
Income (loss) from operations	44.9	42.3	14.3	(1.0)	100.5
Earnings from equity investments	-	0.5	-	-	0.5
Interest expense, net	-	-	-	0.6	0.6
Net income (loss)	44.9	42.8	14.3	(1.6)	100.4
Less: net income (loss) attributable to noncontrolling interest	35.8	34.0	11.5	-	81.3
Net income (loss) attributable to Hess Midstream Partners LP	$9.1	$8.8	$2.8	$(1.6)	$19.1

Throughput volumes
Gas gathering (MMcf/d)(1)	270				270
Crude oil gathering (MBbl/d)(2)	119				119
Gas processing (MMcf/d)(1)		259			259
Crude oil terminaling (MBbl/d)(2)			130		130
NGL loading (MBbl/d)(2)			16		16

(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Three Months Ended September 30, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$82.6	$65.2	$21.5	$-	$169.3
Other income	-	-	0.2	-	0.2
Total revenues	82.6	65.2	21.7	-	169.5
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	16.1	14.0	9.3	-	39.4
Depreciation expense	15.6	11.0	4.0	-	30.6
General and administrative expenses	1.0	0.6	0.1	0.7	2.4
Total costs and expenses	32.7	25.6	13.4	0.7	72.4
Income (loss) from operations	49.9	39.6	8.3	(0.7)	97.1
Interest expense, net	-	-	-	0.3	0.3
Net Income (loss)	49.9	39.6	8.3	(1.0)	96.8
Less: net income (loss) attributable to noncontrolling interest	39.8	31.5	6.7	-	78.0
Net income (loss) attributable to Hess Midstream Partners LP	$10.1	$8.1	$1.6	$(1.0)	$18.8

Throughput volumes
Gas gathering (MMcf/d)(1)	251				251
Crude oil gathering (MBbl/d)(2)	89				89
Gas processing (MMcf/d)(1)		241			241
Crude oil terminaling (MBbl/d)(2)			99		99
NGL loading (MBbl/d)(2)			16		16
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Revenues and other income increased $3.8 million in the third quarter of 2019 compared to the third quarter of 2018, of which $2.2 million is attributable to higher tariff rates and pass-through electricity fees. In addition, $1.0 million of the increase is attributable to higher oil gathering volumes and $0.6 million is attributable to higher gas gathering volumes, driven by growing Hess production and LM4 ramp-up. Operating and maintenance expenses increased $4.6 million primarily attributable to higher maintenance activity on our expanded infrastructure and electricity costs due to additional compressors coming online. Depreciation expense increased $3.7 million due to gathering assets acquired from Summit Midstream Partners, LP at the end of the first quarter of 2019 and other new assets being brought into service. The dollar change in administrative expenses was insignificant compared to the same quarter last year.

Processing and Storage

Revenues and other income increased $8.8 million in the third quarter of 2019 compared to the third quarter of 2018, of which $4.4 million is attributable to higher volumes in connection with the LM4 ramp-up and $3.8 million is attributable to higher tariff rates. The remaining $0.6 million of the increase is attributable to higher pass-through electricity fees. Operating and maintenance expenses increased $5.3 million primarily due to higher maintenance activity, including initial work on the TGP turnaround, which is planned for 2020, electricity costs and LM4 processing fees. The dollar change in depreciation expense and general and administrative expenses was insignificant compared to the same quarter last year.

PART I – FINANCIAL INFORMATION (CONT’D)

Terminaling and Export

Revenues and other income increased $13.3 million in the third quarter of 2019 compared to the third quarter of 2018, of which $7.5 million is attributable to higher rail transportation pass‑through revenues. In addition, $3.4 million is attributable to higher crude oil throughput volumes at our terminals, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us. The remaining $2.6 million of the increase in 2019 compared to 2018 is attributable to higher tariff rates, partially offset by $0.2 million change in other income. Operating and maintenance expenses increased $7.2 million primarily attributable to higher rail transportation pass-through costs. The dollar change in depreciation expense and general and administrative expenses was insignificant compared to the same quarter last year.

Interest and Other

The dollar change in general and administrative expenses and interest expense, net of interest income, was insignificant for the third quarter of 2019 compared to the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Results of operations for the nine months ended September 30, 2019 and 2018 are presented below (in millions, unless otherwise noted).

For the Nine Months Ended September 30, 2019	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$245.6	$207.8	$88.7	$-	$542.1
Other income	-	0.2	0.1	-	0.3
Total revenues	245.6	208.0	88.8	-	542.4
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	57.1	47.5	37.4	-	142.0
Depreciation expense	55.6	33.5	12.0	-	101.1
General and administrative expenses	4.3	3.3	0.6	3.4	11.6
Total costs and expenses	117.0	84.3	50.0	3.4	254.7
Income (loss) from operations	128.6	123.7	38.8	(3.4)	287.7
Earnings from equity investments	-	0.5	-	-	0.5
Interest expense, net	-	-	-	1.6	1.6
Net income (loss)	128.6	124.2	38.8	(5.0)	286.6
Less: net income (loss) attributable to noncontrolling interest	102.8	98.8	31.0	-	232.6
Net income (loss) attributable to Hess Midstream Partners LP	$25.8	$25.4	$7.8	$(5.0)	$54.0

Throughput volumes
Gas gathering (MMcf/d)(1)	259				259
Crude oil gathering (MBbl/d)(2)	113				113
Gas processing (MMcf/d)(1)		244			244
Crude oil terminaling (MBbl/d)(2)			125		125
NGL loading (MBbl/d)(2)			15		15
(1) Million cubic feet per day
(2) Thousand barrels per day

PART I – FINANCIAL INFORMATION (CONT’D)

For the Nine Months Ended September 30, 2018	Gathering	Processing and Storage	Terminaling and Export	Interest and Other	Consolidated Hess Midstream Partners LP
Revenues
Affiliate services	$243.0	$186.4	$61.2	$-	$490.6
Other income	-	-	0.6	-	0.6
Total revenues	243.0	186.4	61.8	-	491.2
Costs and expenses
Operating and maintenance expenses (exclusive of depreciation shown separately below)	45.4	40.7	25.0	-	111.1
Depreciation expense	46.2	32.8	11.8	-	90.8
General and administrative expenses	2.8	1.9	0.2	3.0	7.9
Total costs and expenses	94.4	75.4	37.0	3.0	209.8
Income (loss) from operations	148.6	111.0	24.8	(3.0)	281.4
Interest expense, net	-	-	-	1.0	1.0
Net income (loss)	148.6	111.0	24.8	(4.0)	280.4
Less: net income (loss) attributable to noncontrolling interest	118.8	88.2	19.8	-	226.8
Net income (loss) attributable to Hess Midstream Partners LP	$29.8	$22.8	$5.0	$(4.0)	$53.6

Throughput volumes
Gas gathering (MMcf/d)(1)	246				246
Crude oil gathering (MBbl/d)(2)	84				84
Gas processing (MMcf/d)(1)		231			231
Crude oil terminaling (MBbl/d)(2)			95		95
NGL loading (MBbl/d)(2)			14		14
(1) Million cubic feet per day
(2) Thousand barrels per day

Gathering

Minimum volume commitments for 2018 were higher compared to 2019 based on higher historical nominations. While gathering throughput volumes increased in the first nine months of 2019 compared to the first nine months of 2018, we remained below the minimum volume commitment levels in both periods. As a result, revenues increased $2.6 million, of which $4.4 million is attributable to higher tariff rates compared to the same period last year and $2.2 million higher electricity pass-through revenue, offset by $4.0 million attributable to lower minimum volume commitment levels. Operating and maintenance expenses increased $11.7 million, of which $7.7 million is attributable to higher maintenance activity on our expanded infrastructure, $2.2 million is attributable to electricity costs due to additional compressors coming online, and $1.8 million of the increase is attributable to higher property taxes due to additional assets acquired and placed into service. Depreciation expense increased $9.4 million due to gathering assets acquired from Summit Midstream Partners, LP at the end of the first quarter of 2019 and other new assets being brought into service. The increase in general and administrative expenses of $1.5 million is primarily attributable to higher charges from Hess under our omnibus and employee secondment agreements.

PART I – FINANCIAL INFORMATION (CONT’D)

Processing and Storage

Revenues and other income increased $21.6 million in the first nine months of 2019 compared to the first nine months of 2018, of which $10.7 million is attributable to higher tariff rates and $9.6 million is attributable to higher volumes, driven by increased utilization of available capacity of TGP and LM4 ramp-up. The remaining $1.3 million of the increase is attributable to higher pass-through electricity fees and other income. Operating and maintenance expenses increased $6.8 million, of which $4.9 million is attributable to higher maintenance activity, including initial work on the TGP turnaround, which is planned for 2020, $1.0 million is attributable to electricity costs, and $0.9 million is attributable to LM4 processing fees. The dollar change in depreciation expense was insignificant compared to the same period last year. The increase in general and administrative expenses of $1.4 million is primarily attributable to higher charges from Hess under our omnibus and employee secondment agreements.

Terminaling and Export

Revenues and other income increased $27.0 million in the first nine months of 2019 compared to the first nine months of 2018, of which $12.0 million is attributable to higher rail transportation pass‑through revenues. In addition, $10.1 million of the increase is attributable to higher crude oil throughput volumes at our terminals, driven by growing Hess production and additional third‑party volumes contracted with Hess and delivered to us, and $7.6 million of the increase is attributable to higher tariff rates in 2019 compared to 2018. Other income increased $0.5 million. These increases were partially offset by $3.2 million attributable to lower NGL loading shortfall fees. Operating and maintenance expenses increased $12.4 million, primarily attributable to higher rail transportation pass-through costs. The dollar change in depreciation expense and general and administrative expenses was insignificant compared to the same period last year.

Interest and Other

The dollar change in general and administrative expenses and interest expense, net of interest income, was insignificant for the first nine months of 2019 compared to the first nine months of 2018.

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
(in millions)
Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net income:
Net income	$100.4	$96.8	$286.6	$280.4
Plus:
Depreciation expense	34.5	30.6	101.1	90.8
Proportional share of equity affiliates' depreciation	0.5	-	0.5	-
Interest expense, net	0.6	0.3	1.6	1.0
Adjusted EBITDA	136.0	127.7	389.8	372.2
Less:
Adjusted EBITDA attributable to noncontrolling interest	109.4	102.5	314.0	299.5
Adjusted EBITDA attributable to Hess Midstream Partners LP	$26.6	$25.2	$75.8	$72.7
Less:
Cash interest paid, net	0.6	-	1.1	0.2
Maintenance capital expenditures	0.3	0.3	1.0	0.5
Distributable cash flow attributable to Hess Midstream Partners LP	$25.7	$24.9	$73.7	$72.0

Reconciliation of Adjusted EBITDA attributable to Hess Midstream Partners LP and Distributable Cash Flow attributable to Hess Midstream Partners LP to net cash provided by operating activities:
Net cash provided by operating activities	$126.5	$115.4	$392.2	$367.4
Changes in assets and liabilities	8.7	12.6	(3.0)	5.3
Amortization of deferred financing costs	(0.3)	(0.3)	(0.9)	(0.8)
Unit-based compensation	(0.5)	(0.3)	(1.1)	(0.7)
Proportional share of equity affiliates' depreciation	0.5	-	0.5	-
Interest expense, net	0.6	0.3	1.6	1.0
Earnings from equity investments	0.5	-	0.5	-
Adjusted EBITDA	136.0	127.7	389.8	372.2
Less:
Adjusted EBITDA attributable to noncontrolling interest	109.4	102.5	314.0	299.5
Adjusted EBITDA attributable to Hess Midstream Partners LP	$26.6	$25.2	$75.8	$72.7
Less:
Cash interest paid, net	0.6	-	1.1	0.2
Maintenance capital expenditures	0.3	0.3	1.0	0.5
Distributable cash flow attributable to Hess Midstream Partners LP	$25.7	$24.9	$73.7	$72.0

PART I – FINANCIAL INFORMATION (CONT’D)

Capital Resources and Liquidity

We expect our ongoing sources of liquidity to include:

•	cash on hand;
•	cash generated from operations;
•	borrowings under our revolving credit facility;
•	issuances of debt securities; and
•	issuances of additional equity securities.

We believe that cash generated from these sources will be sufficient to meet our operating requirements, our planned short‑term capital expenditures, debt service requirements, our quarterly cash distribution requirements, future internal growth projects or potential acquisitions.

Our partnership agreement requires that we distribute all of our available cash to unitholders. On October 24, 2019, we declared a quarterly cash distribution of $0.4112 per common and subordinated unit, to be paid on November 13, 2019 to unitholders of record on November 4, 2019.

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

Borrowings on the credit facility generally bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 1.275%. The interest rate is subject to adjustment based on the Partnership’s leverage ratio, which is calculated as total debt to EBITDA (as defined in the credit agreement). Facility fees accrue at 0.275% per annum and are paid quarterly. If the Partnership obtains credit ratings, pricing levels will be based on our credit ratings in effect from time to time. The Partnership is subject to customary covenants in the credit agreement, including a financial covenant that generally requires a leverage ratio of no more than 4.5 to 1.0 for the prior four fiscal quarters (5.0 to 1.0 during the specified period following certain acquisitions). As of September 30, 2019, we were in compliance with all covenants. The credit facility is secured by first priority perfected liens on substantially all directly owned assets of the Partnership and its wholly‑owned subsidiaries, including equity interests in subsidiaries, subject to certain customary exclusions. At September 30, 2019, borrowings of $11.0 million were drawn under this facility.

Cash Flows

Operating Activities. Cash flows provided by operating activities increased $24.8 million for the first nine months of 2019 compared to the same period in 2018. The change in operating cash flows resulted from an increase in revenues and other income of $51.2 million and an increase in cash provided by changes in working capital of $8.3 million, offset by an increase in expenses, other than depreciation, amortization and unit‑based compensation, of $34.7 million.

Investing Activities. Cash flows used in investing activities increased $47.2 million for the first nine months of 2019 compared to the same period in 2018. The increase in investing cash outflows resulted from our acquisition of Summit Midstream Partners’ Tioga Gathering System for $61.0 million, net of cash acquired, and an increase in payments for capital expenditures of $20.5 million, partially offset by lower payments for our investment in the LM4 joint venture of $34.3 million.

Financing Activities. Cash flows used in financing activities decreased $18.2 million for the first nine months of 2019 compared to the same period in 2018 due to higher contributions from Hess Infrastructure Partners of $20.1 million primarily related to funding of the Summit Midstream Partners’ Tioga Gathering System acquisition and borrowings against our revolver of $11.0 million, offset by increased distributions of $12.9 million.

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

The following table sets forth a summary of maintenance and expansion capital expenditures and reconciles capital expenditures on an accrual basis to additions to property, plant and equipment on a cash basis:

	Nine Months Ended
	September 30,
	2019	2018
(in millions)
Maintenance	$3.2	$4.9
Expansion	189.5	194.0
Total capital expenditures	192.7	198.9
(Increase) decrease in accrued liabilities	19.2	(35.0)
(Increase) decrease in accounts payable - affiliate	(27.5)	-
Additions to property, plant and equipment	$184.4	$163.9

Capital expenditures in 2019 are primarily attributable to expansion of our gathering system and compression capacity to support Hess and third‑party growth, and engineering, procurement, civil construction and fabrication activities for the planned expansion of the Tioga Gas Plant. Additionally, in the first nine months of 2019, we acquired the crude oil and gas gathering assets of Summit Midstream Partners’ Tioga Gathering System for cash consideration of $61.0 million, with the potential for an additional $6.8 million of contingent payments in future periods subject to certain future performance metrics.

Forward-looking Information

Certain sections in this Quarterly Report on Form 10‑Q, including information incorporated by reference herein, contain “forward‑looking” statements, as defined under the Private Securities Litigation Reform Act of 1995. Generally, the words “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward‑looking statements, which generally are not historical in nature. Forward‑looking statements related to our operations and financial conditions are based on our current understanding, assessments, estimates and projections. Forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our current projections or expectations. As and when made, we believe that these forward‑looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward‑looking statements since such statements speak only as of the date when made and there can be no assurance that such forward‑looking statements will occur. We are not obligated to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. Risk factors that could materially impact future actual results are discussed in the section entitled “Risk Factors” in this quarterly report on Form 10‑Q and in the section entitled “Risk Factors” included in our 2018 Annual Report.

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

Based upon their evaluation of the Partnership’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of September 30, 2019, John B. Hess, Chief Executive Officer, and Jonathan C. Stein, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2019.

There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding legal proceedings is contained in Note 12, Commitments and Contingencies in the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 1A.	Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except as set forth and as supplemented below:

The proposed transaction to acquire HIP, restructure our incentive distribution rights and convert into an “Up-C” structure is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all, and may be terminated. Failure to complete the transaction, or significant delays in completing the transaction, could negatively affect our business and financial results and the market price of our common units.

The consummation of the proposed transaction to acquire HIP, restructure our incentive distribution rights and convert into an “Up-C” structure, is subject to a number of conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the proposed transaction not being consummated. The consummation of the proposed transaction is not assured and is subject to risks, including the risk that certain conditions to the proposed transaction, including the receipt of certain regulatory approvals, are not satisfied. We may also become subject to litigation related to the proposed transaction which could delay or prevent its consummation. In addition, the transaction agreement may be terminated including by, among other reasons, mutual written agreement of us and our sponsors at any time. If the proposed transaction is not completed, or if there are significant delays in completing the proposed transaction, our business and financial results and the trading price of our common units could be negatively affected.

PART II – OTHER INFORMATION (CONT’D)

Item 6.	Exhibits
a.	Exhibits
2.1

Partnership Restructuring Agreement, dated as of October  3, 2019, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Midstream Partners GP LLC, Hess Infrastructure Partners LP, Hess Infrastructure Partners GP LLC, Hess Midstream LP, Hess Midstream GP LP, Hess Midstream GP LLC, Hess Midstream New Ventures II, LLC, Hess Investments North Dakota LLC, GIP II Blue Holding Partnership, L.P., and Hess Infrastructure Partners Holdings LLC  (Incorporated by reference herein to Exhibit 2.1 to the Form 8-K filed on October 4, 2019)

2.2

Merger Agreement, dated as of October 3, 2019, by and among Hess Midstream Partners LP, Hess Midstream Partners GP LP, Hess Infrastructure Partners GP LLC, Hess Midstream LP, Hess Midstream GP LP, and Hess Midstream New Ventures II, LLC (Incorporated by reference herein to Exhibit 2.2 to the Form 8-K filed on October 4, 2019)

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

Date:  November 7, 2019